Form 10-Q
period 2024-03-31
Churchill Capital Corp IX/Cayman
filed 2024-06-07
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-42041

CHURCHILL CAPITAL CORP IX
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	86-1885237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212) 380-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-quarter of one redeemable warrant	CCIXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	CCIX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CCIXW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒
No

☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes  ☒ No ☐
As of June
7
, 2024, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Deferred offering costs	$229,168	$65,353

Total Assets	$229,168	$65,353

Liabilities and Shareholders’ Equity ( Deficit )
Current liabilities:
Accrued expenses	$17,230	$18,958
Accrued offering costs	21,291	2,853
Promissory note – related party	208,697	37,500

Total Liabilities	247,218	59,311

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2024 and December 31, 2023 (1)	719	719
Additional paid-in capital	24,281	24,281
Accumulated deficit	(43,050)	(18,958)

Total Shareholders’ Equity (Deficit)	(18,050)	6,042

Total Liabilities and Shareholders’ Equity (Deficit)	$229,168	$65,353

(1)
Includes an aggregate of up to 937,500 Class B ordinary shares, $0.0001 par value
,
subject to
forfeiture
if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 6, 2024, the 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

General and administrative costs	$24,092

Net loss	$(24,092)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	6,250,000

Basic and diluted net loss per Class B ordinary share	$(0.00)

(1)
Excludes an aggregate of up to 937,500 Class B ordinary shares, $0.0001 par value
,
subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 6, 2024, the 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Class B Ordinary shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2024 (1)	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024 (unaudited)	7,187,500	$719	$24,281	$(43,050)	$(18,050)

(1)
Includes an aggregate of up to 937,500 Class B ordinary shares, $0.0001 par value
,
subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’
election
to fully exercise their over-allotment option on May 6, 2024, the 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(24,092)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid by through promissory note – related party	25,820
Changes in operating assets and liabilities:
Accrued expenses	(1,728)

Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—

Cash – End of period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$145,377

Deferred offering costs included in accrued offerings costs	$18,438

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)
Note 1 — Description of Organization and Business Operations
Organization and General
Churchill Capital Corp IX (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination” or “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1993, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period from December 18, 2023 (inception) through March 31, 2024 relates to the Company’s formation and the proposed public offering. As noted below, the Company completed the initial public offering (the “Initial Public Offering”) subsequent to this filing. The Company will not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor IX LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC.
The registration statement for the Company’s Initial Public Offering was declared effective on May 1, 2024. On May 6, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 725,000 private placement units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Unit, or $7,250,000 in the aggregate, which is described in Note 4.
Transaction costs amounted to $14,560,986 consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
The Trust Account
Following the closing of the Initial Public Offering, on May 6, 2024, an amount of $287,500,000 ($10.00 per Unit)
from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association provide that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed
a letter of intent, agreement in principle or definitive agreement for an Initial Business

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Combination within 24 months from the closing of the Public Offering) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law) (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial
Public
Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in th
e Trust Account (
net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering (or 27 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering). However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholder is entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholder has no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholder with the opportunity to redeem its Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.
Liquidity and Capital Resources
As of March 31, 2024, the Company had no cash balance and a working capital deficit of $247,218

(excluding deferred offering costs). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2024, the Company does not have sufficient liquidity to meet its current obligations. However, due to the closing of the Initial Public Offering on May 6, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 3, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 10, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Emerging Growth Company Status
As an emerging growth company, the
Company
may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased
to be cash equivalents. The Company did not have any cash and cash equivalents as of March 31, 2024 and December 31, 2023.
Deferred Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity offering costs allocated to the public and private placement warrants will be charged to shareholders’ equity (deficit) and public and private placement warrants after management’s evaluation will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balanc
e sheets, p
rimarily due to their short-term nature.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financia
l statements, w
hich management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Net Loss Per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Income Taxes
The Company accounts accounting for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce
deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Warrant Instruments
The Company will account for the Public Warrants (as defined in Note 3) and Private Warrants (as defined in Note 4) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at its assigned value. There are no Public or Private Warrants currently outstanding as of March 31, 2024.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering on May 6, 2024, the Company sold 28,750,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share, and one-quarter of one warrant (each, a “Public Warrant,”
and collectively, the “Public Warrants”).
Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 7).
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 725,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement.

Each Private Placement Unit consists of one Class A ordinary share and one-quarter of one warrant (each, a “Private Warrant”).
Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering), the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5 — Related Party Transactions
Founder Shares
On December 18, 2023, the Company issued an aggregate of 7,187,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share)

from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares will automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder, and are

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise its over-allotment option on May 6, 2024, the 937,500 Founder Shares are no longer subject to forfeiture.
The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering), the Sponsor is not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions).
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024
,
that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, the Company will cease paying these monthly fees.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Initial Public Offering. As of March 31, 2024, the Company had borrowed $208,697 under the Note. Subsequently, on May 8, 2024, the Company repaid all the outstanding amount under the Note to the Sponsor and is no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post
Business Combination

entity at a price of $
10.00
per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Note 6 — Commitments and Contingencies
Underwriters Agreement
The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000
Un
its to cover over-allotments, if any. On May 6, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase an additional 3,750,000 Units at a price of $9.80 per Unit, after giving effect to the upfront discount of 2%.
The underwriters were entitled to an upfront discount of 2.0% of the per Unit offering price, or $5,750,000 in the aggregate (including Units purchased in connection with the exercise of the over-allotment option). In addition, the underwriters agreed to reimburse the Company for certain expenses in connection with the Initial Public Offering. On May 6, 2024, the Company received reimbursement from the underwriters of $1,808,750 at the Initial Public Offering. An additional fee of 3.5% of the gross offering proceeds, or $10,062,500 in the aggregate, of the gross offering proceeds is payable to the underwriters from the amount held in the Trust Account, only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amount held in the Trust Account solely in the event the Company completes its Initial Business Combination.
Note 7 — Shareholders’ Equity (Deficit)
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Ordinary Shares
The authorized ordinary shares of the Compan
y include u
p to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding.
As of March 31, 2024 and December 31, 2023, there were 7,187,500 Founder Shares issued and outstanding. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture.
Warrants
As of March 31, 2024 and December 31, 2023, there were no Public Warrants and Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective
registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company did not register the Public Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

The Private Warrants contained in the Private Placement Units are non-redeemable. The Private Warrants may also be exercised for cash or on a “cashless basis.” The Private Warrants will not expire except upon liquidation.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
The Company entered into an agreement, commencing on May 2, 2024
,
that the Company will reimburse the Sponsor or an
affiliate
thereof in an amount equal to $30,000 per month for office space, utilities, and secretarial and administrative support.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

As disclosed within the notes, on May 6, 2024, the Company consummated the Initial Public Offering of 28,750,000
U
nits, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 725,000 Private Placement Units to the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $7,250,000.
On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture.
On May 8, 2024, the Company repaid all the outstanding amount under the Note to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IX. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IX LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”

Overview

We are a blank check company incorporated in the Cayman Islands on December 18, 2023, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $24,092 incurred of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 6, 2024, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 725,000 Private Placement Units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $7,250,000.

Following the Initial Public Offering and the private placement, a total of $287,500,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs of $14,560,986 consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by reimbursement from the underwriters of $1,808,750.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $30,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We will begin incurring these fees on May 2, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of 3.5% on the Units sold or $10,062,500 in the aggregate, of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting commission.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering filed with the SEC on May 13, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2024, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share, and one-quarter of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 725,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Unit consists of one Public Share and one-quarter of one Private Warrant. Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments.

We incurred transaction costs amounting to $14,560,986 consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by reimbursement from the underwriters of $1,808,750.

After deducting the underwriting fees (excluding the deferred portion of $10,062,500, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the Private Placement was $290,251,514 of which $287,500,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP IX

Date: June 7, 2024	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 7, 2024	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)