Form 10-Q
period 2024-06-30
Churchill Capital Corp IX/Cayman
filed 2024-08-13
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30, 2024

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
(
212
)
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
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act). Yes ☒ No ☐
As of August
1
3
, 2024, there were
29,475,000
Class A ordinary shares, par value $0.0001 per share, and
7,187,500
Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$1,671,252	$—
Prepaid expenses	42,182	—
Short term prepaid insurance	430,995

Total current assets	2,144,429	—
Deferred offering costs	—	65,353
Long term prepaid insurance	367,543	—
Marketable securities and cash held in Trust account	289,760,889	—

Total Assets	$292,272,861	$65,353

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accrued expenses	$76,670	$18,958
Accrued offering costs	—	2,853
Promissory note – related party	—	37,500

Total current liabilities	76,670	59,311
Deferred underwriting fee payable	10,062,500	—

Total Liabilities	10,139,170	59,311

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.04 per share	288,760,889	—
Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 and none issued or outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 28,750,000 shares subject to possible redemption)	73	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(6,627,990)	(18,958)

Total Shareholders’ (Deficit) Equity	(6,627,198)	6,042

Total Liabilities and Shareholders’ (Deficit) Equity	$292,272,861	$65,353

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
General and administrative expenses	$298,162	$322,254

Loss from operations	(298,162)	(322,254)

Other income:
Interest income earned on Trust Account	2,260,889	2,260,889

Total other income	2,260,889	2,260,889

Net income	$1,962,727	$1,938,635

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	17,569,444	8,736,188

Basic and diluted net income per Class A redeemable ordinary share	$0.08	$0.13

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,265,972	6,755,180

Basic net income per non-redeemable Class A and B ordinary share	$0.08	$0.13

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,630,556	6,936,464

Diluted net income per non-redeemable Class A and B ordinary share	$0.08	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024	—	$—	7,187,500	$719	$24,281	$(43,050)	$(18,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(8,547,667)	(17,172,932)
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
FV of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Units	—	—	—	—	(86,443)	—	(86,443)
Net income	—	—	—	—	—	1,962,727	1,962,727

Balance as of June 30, 2024	725,000	$73	7,187,500	$719	$—	$(6,627,990)	$(6,627,198)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,938,635
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	44,020
Interest income earned on Trust Account	(2,260,889)
Changes in operating assets and liabilities:
Prepaid expenses	(42,182)
Prepaid insurance	(798,538)
Accrued expenses	57,711

Net cash used in operating activities	(1,061,243)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Units	7,250,000
Underwriters’ reimbursement	1,808,750
Repayment of promissory note - related party	(314,295)
Payment of offering costs	(261,960)

Net cash provided by financing activities	290,232,495

Net Change in Cash	1,671,252
Cash – Beginning of period	—

Cash – End of period	$1,671,252

Non-Cash investing and financing activities:

Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)
Note 1 — Description of Organization and Business Operations
Organization and General
Churchill Capital Corp IX (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company does not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
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
under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association provide that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Public Offering) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial
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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the
T
rust
A
ccount (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
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
JUNE 30, 2024
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
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.
Liquidity and Capital Resources
As of June 30, 2024, the Company had $1,671,252 of cash and a working capital surplus of $2,067,759.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
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
JUNE 30, 2024
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
as filed with the SEC on May 10, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of June 30, 2024 and December 31, 2023.
Marketable Securities and Cash Held in Trust Account
At June 30, 2024, substantially all the assets held in the Trust Account amounting to $289,760,889 were invested in U.S. Treasury securities.
Offering Costs
The Company complies with the requirements of the Accounting Standards Codification (“ASC”)
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Private Placement Units and Public Warrants
were charged to shareholders’ equity (deficit).
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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

Use of Estimates
The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024		2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class A and B Non-Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$1,388,502	$574,225	$1,093,272	$845,363

Denominator:
Weighted-average shares outstanding	17,569,444	7,265,972	8,736,188	6,755,180
Basic income per share	$0.08	$0.08	$0.13	$0.13

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024		2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class A and B Non-Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$1,368,414	$594,313	$1,080,626	$858,009

Denominator:
Weighted-average shares outstanding	17,569,444	7,630,556	8,736,188	6,936,464
Diluted income per share	$0.08	$0.08	$0.13	$0.12
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

Class A Redeemable Share Classification
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants (as defined in Note 3)), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC
470-20.
The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.
At June 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Class A ordinary shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	17,172,932

Class A ordinary shares subject to possible redemption, June 30, 2024	$288,760,889

Warrant Instruments
The Company will account for the Public Warrants and Private Warrants (as defined in Note 4) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-quarter
of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments (see Note 7).
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
Note 5 — Related Party Transactions
Founder Shares
On December 18, 2023, the Company issued an aggregate of 7,187,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares will automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on May 6, 2024, the 937,500 Founder Shares are no longer subject to forfeiture.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024, the Company incurred and paid $55,161 for these services.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was
non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. As of June 30, 2024 and December 31, 2023 the outstanding balance on the Note was $0 and $37,500, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

Note 6 — Commitments and Contingencies
Underwriters Agreement
The underwriters had a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On May 6, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $9.80 per Unit, after giving effect to the upfront discount of 2%.
The underwriters were entitled to an upfront discount of 2.0% of the per Unit offering price, or $5,750,000 in the aggregate (including Units purchased in connection with the exercise of the over-allotment option). In addition, the underwriters agreed to reimburse the Company for certain expenses in connection with the Initial Public Offering. On May 6, 2024, the Company received a reimbursement from the underwriters of $1,808,750 at the Initial Public Offering. An additional fee of 3.5% of the gross offering proceeds, or $10,062,500 in the aggregate, of the gross offering proceeds is payable to the underwriter from the amount held in the Trust Account, only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amount held in the Trust Account solely in the event the Company completes its Initial Business Combination.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Ordinary Shares
The authorized ordinary shares of the Company includes up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2024, there are 725,000 Class A ordinary shares issued and outstanding, excluding
28,750,000
Class A shares subject to possible redemption. As of December 31, 2023, there were no Class A ordinary
shares issued and outstanding.
On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of June 30, 2024 and December 31, 2023, there were 7,187,500 Founder Shares issued and outstanding.
Warrants
As of June 30, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(UNAUDITED)

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
Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $ 0.01 per warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any
20
 trading days within a
30
trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the
30
-day
redemption period.

The Private Warrants contained in the Private Placement Units are non-redeemable.
The Private Warrants may also be exercised for cash or on a “cashless basis.” The Private Warrants will not expire except upon liquidation.
Note 8 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024:

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities and Cash Held in Trust Account	$289,760,889	$289,760,889	$—	$—
The Public Warrants were valued using a Lattice methodology. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Warrants are a Level 3 measurement. On May 6, 2024, a fair value of $0.20 per Public Warrant was determined. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

May 6, 2024
Market price of public shares	$9.76
Term (years)	6.61
Risk-free rate	4.43%
Volatility	5.0%
Market Pricing Adjustment	15.0%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and six months ended June 30, 2024.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement was issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statement.
On July 27, 2024, the Company’s board of directors appointed William Sherman as a director and as a member of the audit committee and the compensation committee of the board of directors, effective as of July 30, 2024.

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

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On July 27, 2024, the Company’s board of directors (the “Board”) of appointed William Sherman as a director and as a member of the audit committee and the compensation committee of the Board, effective as of July 30, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $1,962,727, which includes $2,260,889 of interest income earned on Trust Account, interest income earned on Trust, offset by $298,162 of general and administrative costs.

For the six months ended June 30, 2024, we had net income of $1,938,635, which includes $2,260,889 of interest income earned on Trust Account, interest income earned on Trust, offset by $322,254 of general and administrative costs.

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

Liquidity and Capital Resources

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering filed with the SEC on May 3, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

CHURCHILL CAPITAL CORP IX

Date: August 13, 2024	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)