Form 10-Q
period 2024-09-30
Churchill Capital Corp IX/Cayman
filed 2024-11-13
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 30
, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
filenumber:001-42041

CHURCHILL CAPITAL CORP IX
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	86-1885237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)380-7500
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2ofthe
Exchange Act). Yes ☒ No ☐
As of November
13
, 2024, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and7,187,500Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$1,549,258	$—
Prepaid expenses	12,376	—
Short term prepaid insurance	430,995	—

Total current assets	1,992,629	—
Deferred offering costs	—	65,353
Long term prepaid insurance	259,794	—
Marketable securities and cash held in Trust account	293,581,124	—

Total Assets	$295,833,547	$65,353

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accrued expenses	$75,000	$18,958
Accrued offering costs	—	2,853
Promissory note – related party	—	37,500

Total current liabilities	75,000	59,311
Deferred underwriting fee payable	10,062,500	—

Total Liabilities	10,137,500	59,311

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.18 per share	292,581,124	—
Shareholders’ (Deficit) Equity
Pre fe rence shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 and none issued or outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 28,750,000 shares subject to possible redemption)	73	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(6,885,869)	(18,958)

Total Shareholders’ (Deficit) Equity	(6,885,077)	6,042

Total Liabilities and Shareholders’ (Deficit) Equity	$295,833,547	$65,353

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
General and administrative expenses	$257,879	$580,133

Loss from operations	(257,879)	(580,133)

Other income:
Interest income earned on Trust Account	3,820,235	6,081,124

Total other income	3,820,235	6,081,124

Net income	$3,562,356	$5,500,991

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	28,750,000	15,480,769

Basic and diluted net income per Class A redeemable ordinary share	$0.10	$0.24

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,145,192

Basic net income per non-redeemable Class A and B ordinary share	$0.10	$0.24

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,265,385

Diluted net income per non-redeemable Class A and B ordinary share	$0.10	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024	—	$—	7,187,500	$719	$24,281	$(43,050)	$(18,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(8,547,667)	(17,172,932)
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
FV of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Units	—	—	—	—	(86,443)	—	(86,443)
Net income	—	—	—	—	—	1,962,727	1,962,727
Balance as of June 30, 2024	725,000	$73	7,187,500	$719	$—	$(6,627,990)	$(6,627,198)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,820,235)	(3,820,235)
Net inco me	—	—	—	—	—	3,562,356	3,562,356

Balance as of September 30, 2024	725,000	$73	7,187,500	$719	$—	$(6,885,869)	$(6,885,077)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,500,991
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	44,020
Interest income earned on Trust Account	(6,081,124)
Changes in operating assets and liabilities:
Prepaid expenses	(12,376)
Prepaid insurance	(690,789)
Accrued expenses	56,041

Net cash used in operating activities	(1,183,237)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Units	7,250,000
Underwriters’ reimbursement	1,808,750
Repayment of promissory note - related party	(314,295)
Payment of offering costs	(261,960)

Net cash provided by financing activities	290,232,495

Net Change in Cash	1,549,258
Cash – Beginning of period	—

Cash – End of period	$1,549,258

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company does not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering (or 27 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering). However, if the Sponsor and management team acquire Public Shares in or after the Initial
P
ublic Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
Liquidity and Capital Resources
As of September 30, 2024, the Company had $1,549,258 of cash and a working capital surplus of $1,917,629.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles
g
enerally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Formv10Q and Article 8 of Regulation
S-X
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
SEPTEMBER 30, 2024
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
8-K,
as filed with the SEC on May 10, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,549,258 and $0 in cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively.
Marketable Securities and Cash Held in Trust Account
At September 30, 2024, substantially all the assets held in the Trust Account, amounting to
$293,581,124
, were invested in a U.S. Treasury Security. Investments were accounted for as held-to-maturity securities and accounted for as held-to-maturity securities.
Offering Costs
The Company complies with the requirements of the Accounting Standards Codification
(“ASC”)340-10-S99and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”)
ASC470-20,
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
SEPTEMBER 30, 2024
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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the t wo classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC
Topic480-10-S99-3A,
the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024		2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class A and B Non-Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$2,793,528	$768,828	$3,763,799	$1,737,192

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	15,480,769	7,145,192
Basic income per share	$0.10	$0.10	$0.24	$0.24

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024		2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class A and B Non-Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$2,793,528	$768,828	$3,743,911	$1,757,080

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	15,480,769	7,265,385
Diluted income per share	$0.10	$0.10	$0.24	$0.24
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Class A Redeemable Share Classification
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants (as defined in Note 3)), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with
ASC470-20.The
Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carryin
g
amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.
At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Class A ordinary shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	20,993,167

Class A ordinary shares subject to possible redemption, September 30, 2024	$292,581,124

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
SEPTEMBER 30, 2024
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
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024, the Company incurred and paid $
90,000 and $
145,161
, respectively,

for these services.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. As of September 30, 2024 and December 31, 2023 the outstanding balance on the Note was $0 and $37,500, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

Note 6 — Commitments and Contingencies
Underwriters Agreement
The underwriters ha
d
a

45
-day

op
tion
from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On May 6, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $9.80 per Unit, after giving effect to the upfront discount of 2%.
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
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Ordinary Shares
The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of September 30, 2024, there are 725,000 Class A ordinary shares issued and outstanding, excludin
g

28,750,000

C
lass A shares su
bj
ect to possible redemption. As of December 31, 2023, there were no Class A ordinary shares issued and outstanding.
On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of September 30, 2024 and December 31, 2023, there were 7,187,500 Founder Shares issued and outstanding.
Warrants
As of September 30, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01per warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-dayredemption period”); and

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any
20
 trading days within a
30
trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warr an
t holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary share
s
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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2024, assets held in the Trust Account were comprised of $385 in cash and $293,695,090 invested in U.S. Treasury Bills.

	Held-To-Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
September 30, 2024	U.S. Treasury Securities (Matured on 11/7/24)	1	$293,580,739	$114,351	$293,695,090
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and nine months ended September 30, 2024.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statemen ts
were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $3,562,356, which includes $3,820,235 of interest income earned on Trust Account, interest income earned on Trust, offset by $257,879 of general and administrative costs.

For the nine months ended September 30, 2024, we had net income of $5,500,991, which includes $6,081,124 of interest income earned on Trust Account, interest income earned on Trust, offset by $580,133 of general and administrative costs.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

101.LAB*	XBRL Taxonomy Extension Labels Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP IX

Date: November 13, 2024	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)