Form 10-K
period 2024-12-31
Churchill Capital Corp IX/Cayman
filed 2025-03-31
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-42041

CHURCHILL CAPITAL CORP IX
(Exact name of registrant as specified in its charter)

Cayman Islands	86-1885237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
380-7500
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☒ No ☐
The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market LLC, was $288,075,000.
As of March
28
, 2025, there were 29,475,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,187,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•

the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•

the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

•

the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on the Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

•	“Administrative Support Agreement” are to the Administrative Support Agreement, dated May 1, 2024, which we entered into with an affiliate of our Sponsor;

•	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

•	“ASU” are to the FASB (as defined below) Accounting Standards Update;

•	“Audit Committee” are to the Audit Committee of our Board of Directors (as defined below);

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

•

“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 6, 2026 (or 27-month period, from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering to August 6, 2026), that we have to consummate an initial Business Combination (or such earlier date as determined by the Board); provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

•	“Company,” “our,” “we,” or “us” are to Churchill Capital Corp IX, a Cayman Islands exempted company;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

•	“FASB” are to the Financial Accounting Standards Board;

•

“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 6, 2024;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to the Sponsor on December 18, 2023;

•	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 22, 2024, as amended, and declared effective on May 1, 2024 (File No. 333-278192);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“Letter Agreement” are to the Letter Agreement, dated May 1, 2024, which we entered into with our Sponsor and our directors and officers;

•	“Management” or our “Management Team” are to our executive officers and directors;

•	“Nasdaq” are to The Nasdaq Stock Market LLC;

•

“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

•	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

•	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

•

“Option Units” are to the 3,750,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

•

Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

•

“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

•	“PCAOB are to the Public Company Accounting Oversight Board (United States);

•

“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

•

“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreement (as defined below);

•	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

•	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

•	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 1, 2024, which we entered into with our Sponsor;

•	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

•

“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“Public Shareholders” are to the holders of our Public Shares, including the Sponsor and our Management Team to the extent the Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

•	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-quarter of one Public Warrant;

•

“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.30 per Public Share as of December 31, 2024 (before taxes payable, if any);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 1, 2024, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•

“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

•	“Sponsor” are to Churchill Sponsor IX LLC, a Delaware limited liability company;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $287.5 million from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 1, 2024, which we entered into with Continental, as trustee of the Trust Account;

•

“Underwriting Agreement” are to the Underwriting Agreement, dated May 1, 2024, which we entered into with Citigroup Global Markets Inc., as representative of the several underwriters of the Initial Public Offering;

•	“Units” are to the Public Units and the Private Placement Units, together;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We may pursue an initial Business Combination in any business or industry but expect to focus on a target in an industry where we believe our Management Team and founder’s expertise will provide us with a competitive advantage.

Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients with a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments, and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 35-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co-Chief Executive Officer, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity.

Mr. Klein was previously Chief Executive Officer of Global Banking at Citi, Chief Executive Officer of Citi Markets & Banking, Europe, and Co-Head of Global Investment Banking for Salomon Smith Barney for the decade prior. In early 1999, he was given responsibility for the expansion of the firm’s European investment banking business. A major step in that development was the merger, in May 2000, of Salomon Smith Barney’s European operation with Schroders, a leading UK and European Merchant Bank. Prior to becoming Co-Head of the Global Investment Bank, he had been responsible for the firm’s Global Financial Entrepreneurs and Private Equity Groups, a leading provider of acquisition ideas and financing for leading private equity sponsors. We seek to capitalize on the experience and expertise of our founder.

Mr. Klein has significant experience running investment banking and advisory organizations with an overarching mission of providing high quality deal sourcing and transactional advice to a broad range of clients. For example, in 2018, Mr. Klein co-founded and became Chairman of the Board of Directors of CCC, a SPAC that completed a $690 million initial public offering in September 2018 and merged in May 2019 with Clarivate, a provider of comprehensive intellectual property and scientific information, analytical tools, and services.

In April 2019, Mr. Klein founded and became Chief Executive Officer and Chairman of the Board of Directors of Churchill Capital Corp II, a SPAC that completed a $690 million initial public offering in July 2019. In June 2021, Churchill Capital Corp II merged with both Software Luxembourg Holding S.A. (“Skillsoft”), a provider of digital learning and talent management solutions, and Global Knowledge Training LLC, a provider of IT and professional skills development. In October 2019, Mr. Klein founded and became Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a SPAC that completed a $1.1 billion initial public offering in February 2020. In October 2020, Churchill Capital Corp III merged with Claritev (f/k/a MultiPlan, Inc.), a technology-enabled provider of end-to-end healthcare cost management solutions. In April 2020, Mr. Klein founded and became Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a SPAC that completed a $2.07 billion initial public offering in August 2020. In July 2021, Churchill Capital Corp IV merged with Lucid Group, Inc., a manufacturer of luxury electric vehicles. In May 2020, Mr. Klein founded and became Chief Executive Officer, President and Chairman of the Board of Directors of blank check companies Churchill Capital Corp V, formed in 2020, and Churchill Capital Corp VI and VII, formed in 2021. Churchill Capital Corp V, VI and VII, did not consummate business combinations and were liquidated in October 2023, December 2023, and August 2024, respectively. In March 2021, Mr. Klein founded and became Chief Executive Officer and Chairman of the Board of Directors of AltC Acquisition Corp., which completed its $500 million initial public offering in July 2021. In May 2024, AltC Acquisition Corp. merged with Oklo Inc. (“Oklo”), a fission technology and nuclear fuel recycling company which seeks to provide clean, reliable, affordable energy globally through the design and deployment of next-generation fast reactor technology.

Our Chief Financial Officer, Jay Taragin, has held this position since December 2023 and is also the Chief Financial Officer since March 2021 of M. Klein and Company, which he joined in May 2019. Prior to joining M. Klein and Company, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at a mortgage hedge fund and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

We believe that our Management Team and M. Klein and Company, which is an affiliate of our Sponsor, are well positioned to identify and execute attractive Business Combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through selecting a high-quality target at an attractive valuation, negotiating favorable acquisition terms for our shareholders and improving operational performance of the acquired company. We expect to favor potential target companies with certain industry and business characteristics. Key industry characteristics include compelling long-term growth prospects, opportunities to affect valuation improvements at the company, attractive competitive dynamics and consolidation opportunities. Key business characteristics include competitive advantages, significant potential; streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

M. Klein and Company has established an entity within the firm, Archimedes Advisors LLC, which consists of operating partners (“Operating Partners”) who assist us in sourcing potential acquisition targets and creating long-term value in the Business Combination for us. These Operating Partners are comprised of former senior operating executives of leading S&P 500 companies across multiple sectors and industries, including consumer, industrial, materials, energy, mining, chemicals, finance, data, software, enterprise technology, and media. With our breadth of sector coverage and deep operational expertise, we believe we can review a wide range of targets to find the most attractive target for our shareholders. Each Operating Partner has held senior leadership positions with companies where they have a proven strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries. In addition to assisting in the sourcing of a potential transaction, one Operating Partner is expected to join the acquired company as a director or in another senior executive capacity in order to enhance shareholder value by improving the operational performance of the company and undertaking broader strategic initiatives.

To best align the incentives of Operating Partners with our shareholders, each Operating Partner will be eligible to share in a portion of the appreciation in Founder Shares and Private Placement Units, provided that we successfully complete a Business Combination. The Operating Partner that takes on a director, substantial senior executive, or operating role at the acquired company, on a post-Business Combination basis, will acquire additional Founder Shares from M. Klein and Company and will have a vesting schedule that is highly aligned with shareholder interests by requiring value creation for shareholders. Operating Partners will not receive any cash compensation from us prior to a Business Combination. We believe that the combination of our Management Team, M. Klein and Company and its Operating Partners and our Board of Directors is an innovative approach to identifying potential high quality Business Combination targets and aligns incentives with our shareholders, providing us with distinctive and differentiated capabilities to create shareholder value.

With respect to the foregoing experiences of our Management, M. Klein and Company and our Strategic and Operating Partners, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. Our shareholders should not rely on the historical record of our Management’s, M. Klein and Company’s or our Strategic and Operating Partners’ performance as indicative of our future performance.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On May 6, 2024, we consummated our Initial Public Offering of 28,750,000 Public Units, including 3,750,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-quarter of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $287,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 725,000 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,250,000.

A total of $287,500,000, comprised of $283,558,750 of the proceeds from the Initial Public Offering (which amount includes $10,062,500 of the underwriter’s deferred discount) and $3,941,250 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management to complete our initial Business Combination. We must complete our initial Business Combination by May 6, 2026 (or by August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 6, 2026), the end of our Combination Period. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Business Strategy

Our strategy is to:

•	leverage the strategic and transactional experience of our founder to bring advice and attention to potential Business Combination targets;

•	deliver creative approaches to transaction sourcing; and

•	utilize an understanding of global financial markets and events, financing, and overall corporate strategy options.

Our selection process leverages our founder’s and our Strategic and Operating Partners’ network of industry, venture capital sponsor, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We deploy a proactive, thematic sourcing strategy and focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Members of our Management Team, M. Klein and Company, our Strategic and Operating Partners are communicating with their network of relationships to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and we have begun the disciplined process of pursuing and reviewing promising leads.

Our Management Team and M. Klein and Company have experience in:

•	sourcing, structuring, acquiring and selling businesses;

•	fostering relationships with sellers, capital providers and target management teams;

•	negotiating transactions favorable to investors;

•	executing transactions in multiple geographies and under varying economic and financial market conditions; and

•	accessing the capital markets, including financing businesses and helping companies transition to public ownership.

M. Klein and Company’s Operating Partners have experience in:

•	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent; and

•	acquiring and integrating companies; and

•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our Management Team, M. Klein and Company and our Strategic and Operating Partners provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We may also have the benefit of using M. Klein and Company, or another affiliate of our Sponsor, as a financial advisor on our Business Combinations and other transactions. Our competitive strengths include the following:

•

Deep Experience of Operating Partners. We believe that our ability to leverage the experience of the Operating Partners, who are comprised of former senior operating executives of S&P500 companies across multiple sectors and industries, provides us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

•

Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our Management Team, in combination with those of M. Klein and Company and our Strategic and Operating Partners, provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We believe that these sourcing capabilities are further bolstered by our Management Team’s, M. Klein and Company’s and our Strategic and Operating Partners’ reputation and deep industry relationships.

•

Investing Experience. We believe that our Management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential Business Combinations and select one that will be well received by the public markets.

•

Execution and Structuring Capability. Our Management Team and Sponsor believe that our combined expertise and reputation allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Investment Criteria

We have developed the following high-level, non-exclusive investment criteria that we use to screen for and evaluate target businesses. We seek to acquire a business that:

•	Is Sourced Through our Proprietary Channels. We do not participate in broadly marketed processes, but rather aim to leverage our extensive network to source our Business Combination.

•

Would Benefit from our Capabilities. We seek to acquire a business where the collective capabilities of our Management and Sponsor can be leveraged to tangibly improve the operations and market position of the target.

•

Has a Committed and Capable Management Team. We seek to acquire a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our founder. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

•	Potential to Generate Stable Free Cash-Flow. We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

•	Has the Potential to Grow Through Further Acquisition Opportunities. We seek to acquire a business that has the potential to grow inorganically through additional acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed herein, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that are made available to us. We also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Our Sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. As of the date of this Report, we have not selected any Business Combination target.

As described in “—Sources of Target Businesses,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, none of the Operating Partners or their personnel are officers or directors of the Company and therefore owe us no fiduciary duties as such. While we expect that they will continue to assist us in identifying Business Combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our Strategic and Operating Partner may have fiduciary, contractual or other obligations or duties to other organizations to present Business Combination opportunities to such other organizations rather than to us. Accordingly, if any Strategic or Operating Partner becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he, she or it has fiduciary, contractual or other obligations or duties, he, she or it will honor those obligations and duties to present such Business Combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential Business Combination may be presented to another entity prior to its presentation to us.

While neither M. Klein and Company nor any of our Strategic and Operating Partners have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with the Company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Any of M. Klein and Company’s or our Strategic and Operating Partners’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of M. Klein and Company and our Strategic and Operating Partners or their respective clients or counterparties may at times be averse to ours. Please see “—Certain Potential Conflicts of Interest Relating to M. Klein and Company” for additional information regarding certain potential conflicts of interest relating to M. Klein and Company and our Strategic and Operating Partners.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of M. Klein and Company and our Strategic and Operating Partners, or policies applicable to M. Klein and Company or any of our Strategic and Operating Partners, will materially affect our ability to complete our initial Business Combination.

Our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. M. Klein and Company, Mr. Klein and the Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, M. Klein and Company, Mr. Klein and the Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Operating Partners involved with a particular blank check company.

Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

Our Amended and Restated Charter requires the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial Business Combination.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders will own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for seeking shareholder approval or for purposes of a tender offer, as applicable. So long as we maintain a listing for our securities on Nasdaq, we would be required to comply with such 80% rule.

Our Management Team

Members of our Management Team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any members of our Management Team will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

We believe our Management Team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, our Management Team’s relationships with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions. See “Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our Management Team’s experience.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, or May 6, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for so long as either (i) the market value of our Ordinary Shares held by non-affiliates is less than $250.0 million as of the end of our second fiscal quarter or (ii) we have annual revenues of less than $100.0 million and the market value of our Ordinary Shares held by non-affiliates is less than $700.0 million as of the end of our second fiscal quarter.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act applicable to Exchange Act registered companies. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Financial Position

With funds available for a Business Combination in the amount of $296,122,647 (before redemptions, any Permitted Withdrawals and payment of $10,062,500 of deferred underwriting discounts and commissions) as of December 31, 2024, before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations prior to the consummation of our initial Business Combination. We intend to effectuate our initial Business Combination using the proceeds held in our Trust Account, our shares, debt or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other businesses or assets or for working capital.

We have not selected any Business Combination target as of the date of this Report. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Members of our Management Team, M. Klein and Company and our Strategic and Operating Partners are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. Please see “—Sources of Target Businesses” for additional information regarding limitations on our access to investment opportunities sourced by M. Klein and Company and our Strategic and Operating Partners.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

M. Klein and Company or any of our Strategic and Operating Partners may compete with us for acquisition opportunities that we may target for our initial Business Combination. If M. Klein and Company or any of our Strategic and Operating Partners decides to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or any of our Strategic and Operating Partners or by persons who may make decisions for us or any of our Strategic and Operating Partners may be suitable for both us and for M. Klein and Company or the relevant Strategic and Operating Partner and may be directed to M. Klein and Company, the relevant Strategic and Operating Partner or other third parties rather than to us. Neither M. Klein and Company nor any of our Strategic and Operating Partners has any fiduciary, contractual or other obligations or duties to the Company, including, without limitation, to present us with any opportunity for a potential Business Combination of which they become aware.

We have not contacted any of the prospective target businesses that M. Klein and Company or any of our Strategic and Operating Partners in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial Business Combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

Our Management Team, in their other endeavors (including any affiliation they may have with M. Klein and Company or any of our Strategic and Operating Partners), may choose or be required to present potential Business Combinations or other transactions to M. Klein and Company, the relevant Strategic and Operating Partner or third parties, before they present such opportunities to us. Please see “Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in our IPO Registration Statement. We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any M. Klein and Company or any of our Strategic and Operating Partners. In the event we seek to complete our initial Business Combination with a business that is affiliated (as defined in our Amended and Restated Charter) with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial Business Combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to the Company from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or if the post-transaction company is otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The Company will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial Business Combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock, shares or other equity interests of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

So long as we maintain a listing for our securities on Nasdaq, shareholder approval would be required for our initial Business Combination if, for example:

•	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then issued and outstanding (other than in a public offering);

•

any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of 5% or more; or

•	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq Rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of Public Shares could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such transactions may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (of the Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will be subject to restrictions in making purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•

if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of or against approving the Business Combination transaction;

•

our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

•	the purpose of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates;

•	the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the Business Combination transaction will be approved;

•

the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors—If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or their affiliates may elect to enter into certain transactions, including purchasing shares or warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares” in our IPO Registration Statement.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. Our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares or Private Placement Shares held by them and any Public Shares held by them in connection with the completion of our Business Combination.

Limitations on Redemptions

We may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed Business Combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Unde the Nasdaq Rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with the Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. If we structure an initial Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial Business Combination. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in our Amended and Restated Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution of our shareholders.

If we hold a shareholder vote to approve our initial Business Combination, we will, pursuant to our Amended and Restated Charter:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval at an Ordinary Resolution for such Business Combination under Cayman Islands law and pursuant to our Amended and Restated Charter (or such higher approval threshold as may be required by Cayman Islands or other applicable law and pursuant to our Amended and Restated Charter). A quorum for such meeting will consist of the holders present in person or by proxy of shares the company representing at least one-third (1/3) of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Our Sponsor will count toward this quorum and have agreed to vote its Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of our initial Business Combination. For purposes of seeking approval of the requisite majority of our outstanding Ordinary Shares voted, abstentions and non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in respect of such Ordinary Resolution, in addition to the Sponsor’s Founder Shares and Private Placement Shares, we would need 10,418,751, or 36.2% (assuming all outstanding shares are voted), of the 28,750,000 Public Shares currently outstanding to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares, Private Placement Shares or Public Shares held by them in connection with the completion of a Business Combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Charter:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination, and instead may search for an alternate Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination (or any later date determined by our Board of Directors) in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials or tender offer documents (as applicable) that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate the applicable delivery requirements. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination until the end of the Combination Period or until such earlier liquidation date as our Board of Directors may approve.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our Business Combination within the Completion Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire without value to the holder if we fail to complete our initial Business Combination within the Completion Period.

Our Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by them if we fail to complete our initial Business Combination within the Completion Period. However, if our Sponsor, officers or directors acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Completion Period.

Our Sponsor, officers and directors have agreed that they will not propose any amendment to our Amended and Restated Charter (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Period or (ii) with respect to any other provision relating to the right of holders of our Class A Ordinary Shares or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares. Pursuant to our Amended and Restated Charter, such an amendment would need to be approved by a Special Resolution.

We expect that all costs and expenses associated with implementing our liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the $2,412,564 (as of December 31, 2024) of proceeds held outside the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the Trust Account following Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had access to up to $2,412,564 from the proceeds of our Initial Public Offering and Private Placement, as well as Permitted Withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and a liquidator may determine that such funds should be included in our bankruptcy or insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we are unable to complete our initial Business Combination within the Completion Period, (ii) in connection with a shareholder vote to approve an amendment to our Amended and Restated Charter (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Period or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a such shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, (1) our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and (2) our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Certain Potential Conflicts of Interest Relating to M. Klein and Company

Our Sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties.

As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial Business Combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and may be directed initially to such persons rather than to us. To the fullest extent permitted by law, none of Mr. Klein, M. Klein and Company or members of our Management Team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential Business Combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties (including other SPACs they are or may become involved with).

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. M. Klein and Company, Mr. Klein and the Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, M. Klein and Company, Mr. Klein and the Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Operating Partners involved with a particular blank check company.

The potential conflicts described above may limit our ability to enter into a Business Combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

Additionally, we may engage one or more affiliates of our Sponsor, officers or directors or their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial Business Combination.

Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company

M. Klein and Company may compete with us for acquisition opportunities that we may target for our initial Business Combination. If M. Klein and Company decides to pursue any such opportunity or determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or by persons who may make decisions for us may be suitable for both us and for M. Klein and Company may be directed to M. Klein and Company or other third parties rather than to us. M. Klein and Company does not have any fiduciary, contractual or other obligations or duties to the Company, including, without limitation, to present us with any opportunity for a potential Business Combination of which they become aware.

Our Management Team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may choose or be required to present potential Business Combinations or other transactions to M. Klein and Company or third parties, before they present such opportunities to us. Please see “Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in our IPO Registration Statement.

Not all Members of Our Management Team are Independent of M. Klein and Company

Our Management Team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our Management Team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to the Company will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with GAAP, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act applicable to Exchange Act registered companies. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, or May 6, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for so long as either (i) the market value of our Ordinary Shares held by non-affiliates is less than $250.0 million as of the end of our second fiscal quarter or (ii) we have annual revenues of less than $100.0 million and the market value of our Ordinary Shares held by non-affiliates is less than $700.0 million as of the end of our second fiscal quarter.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

•

our officers and directors may have difficulty allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

•	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

•	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

•	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

•	Trust Account funds may not be protected against third-party claims or bankruptcy;

•	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

•	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the Business Combination;

•	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

•

there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

•

we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of the Initial Public Offering are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

•

we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

•	past performance by our management team may not be indicative of future performance of an investment in us;

•

we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest;

•

since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

•

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

•

our Sponsor controls the appointment and removal of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint and remove all of our directors prior to our initial Business Combination and may exert substantial influence on actions requiring a shareholder vote and Board approval, potentially in a manner that our shareholders do not support;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

•

we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. M. Klein Associates, Inc., the managing member of the Sponsor, is a New York corporation, and Michae Klein, the controlling stockholder of M. Klein Associates, Inc., is a U.S. citizen. To the best of our knowledge, approximately 81% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis, and approximately 19% of interests in the Sponsor are owned by non-U.S., Cayman Island funds on a look-through basis. Accordingly, the Sponsor is not controlled by, and does not have substantial ties with, any non-U.S. persons;

•	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

•

military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

•

if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

•	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

•
changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

•
if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

•
to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.
If we are unable to consummate our initial Business Combination on or before May 6, 2026 (or by August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 6, 2026), we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.
We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 1, 2027. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.
Our IPO Registration Statement was declared effective by the SEC on May 1, 2024 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Charter, we have until May 6, 2026 (or until August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 6, 2026) to consummate our initial Business Combination. However, under the Nasdaq Rules, if a SPAC does not meet the Nasdaq 36-Month Requirement, the SPAC will be subject to a suspension of trading and delisting from Nasdaq.
Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement. Accordingly, were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 1, 2027 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

•	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

•	limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	limited news and analyst coverage; and

•	decreased ability to issue additional securities or obtain additional financing in the future.
In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.
The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.
Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-quarter of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $287,500,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.30 per Public Share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.
There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.
Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.
Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Units Purchase Agreement and (iv) Administrative Support Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Sponsor, officers or directors to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.
Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.
The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.
For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Although, as a blank check company, we do
not
have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.
Item 2. Properties.
Our executive offices are located at 640 Fifth Avenue, 14th Floor, New York, NY 10019, and our telephone number is (212)
380-7500.
The cost for this space is included in the $30,000 per month fee that we pay an affiliate of our Sponsor for certain office space, utilities and administrative and support pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols CCIXU, CCIX and CCIXW, respectively. Our Public Units commenced public trading on May 2, 2024, and our Public Shares and Public Warrants commenced separate public trading on June 21, 2024.

(b) Holders

On March 28, 2025, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and one holder of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 725,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on June 7, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on December 18, 2023, formed for the purpose of effecting a Business Combination with one or more businesses that we have not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $8,791,874, which includes $9,622,647 of interest income earned on Trust Account, interest income earned on Trust, offset by $830,773 of general and administrative costs.

For the period from December 18, 2023 (inception) through December 31, 2023, we had a net loss of $18,958, which consists of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to complete an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On May 6, 2024, we consummated the Initial Public Offering of 28,750,000 Public Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,750,000 Option Units, at $10.00 per Public and Option Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we consummated the sale of 725,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,250,000.

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

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2024, the Company has withdrawn $1,000,000 for the annual period and has no further amounts available for withdrawal until the 1 year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Upon the completion of our initial Business Combination, the underwriters are entitled to a deferred underwriting commission of 3.5% on the Units sold, or up to $10,062,500 in the aggregate of the gross proceeds of the Initial Public Offering held in the Trust Account, subject to the terms of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2024 and 2023, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-18
comprising a portion of this Report, which are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.
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
Management’s Annual Report on Internal Control over Financial Reporting
This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.
Item 9B. Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Additional Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Michael Klein	61	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	58	Chief Financial Officer
Stephen Murphy	61	Director
William Sherman	61	Director
The experience of our directors and executive officers is as follows:
Michael Klein
has served as our Chief Executive Officer, President and the Chairman of our Board of Directors as of December 2023. Mr. Klein was the
co-founder
and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics, a provider of comprehensive intellectual property and scientific information, analytical tools, and services, in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc (NYSE: CLVT) from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp., a provider of digital learning and talent management solutions, and Global Knowledge Training LLC, a provider of IT and professional skills development, in June 2021, and Mr. Klein currently serves on the board of directors of the combined company, Skillsoft Corp.(NYSE: SKIL). Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with Claritev (f/k/a MultiPlan, Inc.), a technology-enabled provider of end-to-end
healthcare cost management solutions, in October 2020, and Mr. Klein currently serves on the board of directors of Claritev (f/k/a MultiPlan, Inc.) (NYSE: CTEV). Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. (NASDAQ: LCID), a manufacturer of luxury electric vehicles, in July 2021. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of blank check companies Churchill Capital Corp V, formed in 2020, and Churchill Capital Corp VI and VII, formed in 2021. Churchill Capital Corp V, VI and VII, did not consummate business combinations and were liquidated in October 2023, December 2023, and August 2024, respectively. In March 2021, Mr. Klein founded and became Chief Executive Officer and Chairman of the Board of Directors of AltC Acquisition Corp., which completed its $500 million initial public offering in July 2021. In July 2023, AltC Acquisition Corp. merged with Oklo, a fission technology and nuclear fuel recycling company which seeks to provide clean, reliable, affordable energy globally through the design and deployment of next-generation fast reactor technology. Mr. Klein serves as a member of the Board of Directors of Oklo (NASDAQ: OKLO). In addition, Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022.

Mr. Klein is the founder and managing partner of M. Klein and Company, LLC (“MKC”), which he founded in 2012. MKC is a global strategic advisory firm that provides its clients with a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments, and institutional investors. Mr. Klein’s background in strategic advisory work was built during his
35-year
career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and
Co-Chief
Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelor of Science in Economics with concentrations in finance and accounting.
Mr. Klein was selected to serve on the Churchill Capital Corp IX board of directors due to his significant investment banking and advisory experience as well as his extensive experience with SPACs.
Jay Taragin
has served as our Chief Financial Officer since December 2023. Mr. Taragin serves as Chief Financial Officer of MKC which he joined in May 2019. He was previously the Chief Financial Officer of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He was previously the Chief Financial Officer of Churchill Capital Corp V, VI, and VII until they completed their respective liquidations. Prior to joining MKC, Mr. Taragin served as the US Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a certified public accountant and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.
Stephen Murphy
has served as a Director of the Company as of the commencement of trading of our securities on Nasdaq. He served as a Director of Churchill Capital Corp VI and VII from 2021 until their respective liquidations.. Since 2023, Mr. Murphy has served as the
Co-Founding
Partner of Merivel Capital Partners LLP, a boutique private placement group authorized by the UK FCA. Mr. Murphy has also served as the
Co-Founder
and Executive Chairman of Authentic Bespoke Limited, a boutique investment group, since 2017, and serves on the boards of all of its wholly-owned subsidiaries. Mr. Murphy has significant past investment banking, principal investing, and direct entrepreneurial experience across a wide range of industries and is actively involved in a number of international businesses at board levels. Mr. Murphy is an angel investor in various technology companies which are pursuing “green” or sustainable solutions. Mr. Murphy serves as a director of various companies related to Qalaa Holdings SAE, which is involved in energy and infrastructure investments in Egypt. Mr. Murphy has also served principally as either a company director or chairman of various luxury goods companies in the UK and Ireland. Mr. Murphy was trained as a financial analyst in New York starting in 1986 and ultimately was made head of Salomon Brothers International’s M&A Group in London. He went on to become a Managing Director of Citigroup International. As a Managing Director of Citigroup International, Mr. Murphy was involved in the evaluation and execution of private and public financings and capital raising. Mr. Murphy received an M.A. from University of Dublin Trinity College. Mr. Murphy was selected to serve on our Board of Directors due to his significant financial and leadership experience.
William Sherman
has served as a Director of the Company since July 2024, He has served as the Executive Vice President and Chief Operating Officer of Nat Sherman Inc. (“Nat Sherman”), a third-generation, family-owned tobacco company from 1991 to January 2017. During his time at Nat Sherman, Mr. Sherman played a pivotal role in the growth of the brand, establishing it as a leading luxury product in its category. His responsibilities spanned operations, manufacturing oversight, product development, and international sales management. As a leader in small manufacturing, Mr. Sherman was actively involved in numerous industry boards. He was a vocal advocate on regulatory and legislative issues, ensuring that the industry’s interests were well-represented. In 2017, Mr. Sherman successfully spearheaded the sale of Nat Sherman to Altria Group Inc., marking a significant milestone in Nat Sherman’s history. Following the sale, Mr. Sherman retired but remains actively engaged in various roles. He serves on the Statesmen Athletic Association board of Hobart and William Smith Colleges, his alma mater, and has dedicated himself to an array of investment and philanthropic efforts. Mr. Sherman received a Bachelor of Arts degree from Hobart and William Smith Colleges. Mr. Sherman is well-qualified to serve as a member of the Board due to his significant operational, financial and leadership experience.
Family Relationships
No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings
Other than as described above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to the Company, or has a material interest adverse to the Company.
Number and Terms of Office of Officers and Directors
Our Board of Directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Sherman, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Murphy, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Klein, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial Business Combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Holders of our Founder Shares will have the right to appoint and remove all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our Amended and Restated Charter may only be amended if approved by a Special Resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds)
of our Ordinary Shares voting at the applicable general meeting.
Approval of our initial Business Combination will require the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent
directors nominated by our Sponsor.
Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Charter as it deems appropriate. Our Amended and Restated Charter provides that our officers may consist of any Chairman or co-Chairman
of the Board, a Vice Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary, a Treasurer, Vice Presidents, one or more assistant Vice Presidents, one or more assistant Treasurers, one or more assistant Secretaries and such other officers as may be determined by the Board of Directors.
Committees of the Board of Directors
Our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Subject to
phase-in
rules and certain limited exceptions, the Nasdaq Rules and Rule
10A-3
of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors. In addition, the Nasdaq Rules generally require that the Compensation Committee of a listed company be comprised solely of independent directors, subject to certain limited exceptions set forth thereunder.
Audit Committee
We have established an Audit Committee of the Board of Directors. Messrs. Murphy and Sherman currently serve as members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Murphy and Sherman is independent. Pursuant to Nasdaq’s phase-in
rules for newly listed companies, we have one year from the date on which we are first listed on Nasdaq to appoint a third independent director to our Audit Committee. We intend to appoint an additional independent director to our Audit Committee within the applicable time period.
Mr. Murphy serves as interim chair of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Murphy qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.
We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including, among other things:

•
assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•
reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

•
advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation Committee
We have established a Compensation Committee of the Board. Messrs. Murphy and Sherman currently serve as members of our Compensation Committee. Mr. Murphy also serves as the chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent, subject to certain limited exceptions set forth under the Nasdaq Rules.
We have adopt a Compensation Committee charter, which details the principal functions of the Compensation Committee, including, among other things:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•
advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the Compensation Committee will consider the independence of each such advisor, including the factors required by the Nasdaq Rules and the SEC.
Director Nominations
We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605 of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will initially be Messrs. Murphy and Sherman, and upon selection of an additional independent director, will include such additional director. In accordance with Rule 5605 of the Nasdaq Rules, each of Messrs. Murphy and Sherman is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our Board.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached as Exhibit 14 to the Report and is incorporated herein by reference.
Trading Policies
On May 1, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19 to this Report and is incorporated herein by reference.
Compensation Recovery and Clawback Policy
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.
On May 1, 2024, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final Clawback rules adopted by the SEC under the Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).
The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.
The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached as Exhibit 97 to the Report and is incorporated herein by reference.
Item 11. Executive Compensation.
None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account, including Permitted Withdrawals. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.
We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals:

•	repayment of up to an aggregate of $600,000 in loans made to us by our Sponsor to cover IPO-related and organizational expenses;

•	reimbursement to our Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to us;

•
at the closing of our initial Business Combination, payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination; and

•
repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into Private Placement Units, at a price of $10.00 per unit at the option of the lender.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents (as applicable) furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, by the Compensation Committee.
We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 28, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 36,662,500 shares of our Ordinary Shares, consisting of (i) 29,475,000 Class A Ordinary Shares and (ii) 7,187,500 Class B Ordinary Shares, issued and outstanding as of March 28, 2025. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as those Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Total Outstanding Ordinary Shares
Churchill Sponsor IX LLC (2)	725,000	2.46%	7,187,500	100%	21.6%
Michael Klein (2)	725,000	2.46%	7,187,500	100%	21.6%
Jay Taragin	—	—	—	—	—
Stephen Murphy	—	—	—	—	—
William Sherman	—	—	—	—	—
All directors and executive officers as a group (four (4) individuals)	725,000	2.46%	7,187,500	100%	21.6%
Other 5% Shareholders
Empyrean Capital Partners, LP (3)	2,900,000	9.84%	—	—	7.91%
Fort Baker Capital Management LP (4)	2,874,000	9.75%	—	—	7.84%
Magnetar Financial LLC (5)	2,450,250	8.31%	—	—	6.68%
Sculptor Capital LP (6)	1,900,000	6.45%	—	—	5.18%
Barclays PLC (7)	1,855,669	6.30%	—	—	5.06%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Churchill Capital Corp IX, 640 Fifth Avenue, 14th Floor, New York, NY 10019.
(2)

Michael Klein is the controlling shareholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor IX LLC. The securities beneficially owned by Churchill Sponsor IX LLC may also be deemed to be beneficially owned by Mr. Klein.

(3)

According to a Schedule 13G/A filed with the SEC on February 14, 2025, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, serves as investment manager to Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, and as such may be deemed to have beneficial ownership of the Class A Ordinary Shares directly held by ECOMF. Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, may be deemed to have beneficial ownership of the shares directly held by ECOMF. The address of the business office of each of the reporting persons is c/o Empyrean Capital Partners, L.P., 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(4)

According to a Schedule 13G filed with the SEC on November 14, 2024, Fort Baker Capital Management LP directly holds 2,874,000 Class A Ordinary Shares. Steven Patrick Pigott acts as Limited Partner/Chief Investment Officer for Fort Baker Capital Management LP. Fort Baker Capital, LLC acts as General Partner for Fort Baker Capital Management LP. Each of Mr. Pigott and Fort Baker Capital, LLC may be deemed to have beneficial ownership of the shares directly held by Fort Baker Capital Management LP. Each also disclaims beneficial ownership of the securities reported herein except to the extent of that person’s pecuniary interest therein. The principal business address of each reporting persons is 700 Larkspur Landing Circle, Suite 275, Larkspur, CA 94939.

(5)

According to a Schedule 13G filed with the SEC on November 6, 2024, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Snyderman beneficially owned 2,450,250 Class A Ordinary Shares. The amount consists of: (A) 643,500 shares held for the account of Constellation Master Fund; (B) 470,250 shares held for the account of Lake Credit Fund; (C) 445,500 shares held for the account of Structured Credit Fund; (D) 396,000 shares held for the account of Xing He Master Fund; (E) 272,250 shares held for the account of Alpha Star Fund; (F) 24,750 shares held for the account of Capital Master Fund; and (G) 198,000 shares held for the account of SC Fund. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)

According to a Schedule 13G/A filed with the SEC on November 14, 2024, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”), and thus may be deemed beneficial owners of the Class A Ordinary Shares in the Accounts managed by Sculptor. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the Class A Ordinary Shares owned by Sculptor. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC. As such, SCU may be deemed to be the beneficial owner of the Class A Ordinary Shares owned by Sculptor. The principal business address of each reporting persons is 9 West 57th Street, New York, New York 10019.

(7)

According to a Schedule 13G/A filed with the SEC on March 21, 2025 by Barclays Bank PLC, a public limited company of the United Kingdom (“Barclays”). The address of the principal business office of Barclays is 1 Churchill Place, London E14 5HP, United Kingdom.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On December 18, 2023, our Sponsor acquired an aggregate of 7,187,500 Founder Shares, for approximately $0.003 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding Ordinary Shares upon completion of the Initial Public Offering (not including the Class A Ordinary Shares underlying the Private Placement Units). The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate of 725,000 Private Placement Units, at a price of $10.00 per unit, for an aggregate purchase price of $7,250,000, in the Private Placement. Each Private Placement Warrant contained in the Private Placement Units is exercisable to purchase one whole Class A Ordinary Share at a price of $11.50 per share. The Private Placement Warrants will become exercisable 30 days after the completion of our initial Business Combination. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on May 2, 2024, we reimburse Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals.

Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account, including Permitted Withdrawals.

There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. As of December 31, 2024, there was no outstanding balance on the IPO Promissory Note.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have agreed to indemnify our Sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors to the fullest extent permitted under applicable law from any claims made by us or a third party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between us and any such party. Such indemnity will provide that the indemnified parties cannot access the funds held in our Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the Registration Rights Agreement with respect to the Private Placement Units and their underlying securities, the units issuable upon conversion of Working Capital Loans (if any) and their underlying securities and the Class A Ordinary Shares issuable upon conversion of the Founder Shares.

Director Independence

So long as we maintain a listing for our securities on Nasdaq, a majority of our Board of Directors generally must be independent, subject to certain limited exceptions set forth under the Nasdaq Rules. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Messrs. Murphy and Sherman is an “independent director” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Under the Nasdaq Rules and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to the exception described below. We currently have two independent members of the Audit Committee. Pursuant to Nasdaq’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on Nasdaq to appoint a third independent director to our Audit Committee.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, fees for our independent registered public accounting firm were approximately $100,880 and $4,308, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2024 and 2023 financial statements included in this Report.

Audit-Related Fees

During the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, our independent registered public accounting firm’s fees were approximately $32,000 and $0, respectively, for services related to the issuance of consents.

Tax Fees

During the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, our independent registered public accounting firm’s fees were approximately $4,000 for each year, for services related to tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, our independent registered public accounting firm’s fees were approximately $184,000 and $182,000, respectively, for services related to other services and permitted due diligence services related to a potential Business Combination.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2

Financial Statements:

Balance Sheets as of December 31, 2024 and 2023	F-3

Statements of Operations for the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023	F-4

Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023	F-5

Statements of Cash Flows for the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023	F-6

Notes to Financial Statements	F-7 to F-18
(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page
F-1
of this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.
Item 16. Form
10-K
Summary.
Omitted at the Company’s option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Churchill Capital Corp. IX
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Churchill Capital Corp. IX as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Churchill Capital Corp. IX as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, in conformity accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Churchill Capital Corp. IX in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Churchill Capital Corp. IX is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/
WithumSmith+Brown
, PC
We have served as the Company’s auditor since 2023.
New York
, New York
March 28, 2025
PCAOB ID Number 100

CHURCHILL CAPITAL CORP IX
BALANCE SHEETS

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$2,412,564	$—
Prepaid expenses	6,179	—
Short-term prepaid insurance	430,995	—

Total current assets	2,849,738	—
Deferred offering costs	—	65,353
Long-term prepaid insurance	152,045	—
Marketable securities and cash held in Trust account	296,122,647	—

Total Assets	$299,124,430	$65,353

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accrued expenses	$75,000	$18,958
Accrued offering costs	—	2,853
Promissory note – related party	—	37,500

Total current liabilities	75,000	59,311
Deferred underwriting fee payable	10,062,500	—

Total Liabilities	10,137,500	59,311

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.30 per share	296,122,647	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 28,750,000 shares subject to possible redemption)	73	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2024 and 2023	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(7,136,509)	(18,958)

Total Shareholders’ (Deficit) Equity	(7,135,717)	6,042

Total Liabilities and Shareholders’ (Deficit) Equity	$299,124,430	$65,353

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP IX
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Period from December 18, 2023 (Inception) Through December 31, 2023
General and administrative costs	$830,773	$18,958

Loss from operations	(830,773)	(18,958)
Other income:
Interest income earned on Trust Account	9,622,647	—

Total other income, net	9,622,647	—

Net income (loss)	$8,791,874	$(18,958)

Basic weighted average Class A redeemable ordinary shares outstanding	18,825,342	—

Basic net income per Class A redeemable ordinary share	$0.34	$—

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,338,596	6,250,000

Basic net income (loss) per non-redeemable Class A and B ordinary share	$0.34	$(0.00)

Diluted weighted average Class A redeemable ordinary shares outstanding	18,825,342	—

Diluted net income per Class A redeemable ordinary share	$0.33	$—

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,428,493	—

Diluted net income per non-redeemable Class A and B ordinary share	$0.33	$—

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP IX
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024 AND FOR THE PERIOD FROM DECEMBER 18, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance – December 18, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(18,958)	(18,958)

Balance – December 31, 2023	—	—	7,187,500	719	24,281	(18,958)	6,042
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
Fair Value of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Units	—	—	—	—	(86,443)	—	(86,443)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(15,909,425)	(24,534,690)
Net income	—	—	—	—	—	8,791,874	8,791,874

Balance – December 31, 2024	725,000	$73	7,187,500	$719	$—	$(7,136,509)	$(7,135,717)

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP IX
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Period from December 18, 2023 (Inception) Through December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$8,791,874	$(18,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	44,020	—
Interest income earned on Trust Account	(9,622,647)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,179)	—
Prepaid insurance	(583,040)	—
Accrued expenses	56,041	18,958

Net cash used in operating activities	(1,319,931)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—

Net cash used in investing activities	(286,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Units	7,250,000	—
Underwriters’ reimbursement	1,808,750	—
Repayment of promissory note - related party	(314,295)	—
Payment of offering costs	(261,960)	—

Net cash provided by financing activities	290,232,495	—

Net Change in Cash	2,412,564	—
Cash – Beginning	—	—

Cash – Ending	$2,412,564	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$10,062,500	$25,000

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid through promissory note - related party	$232,775	$37,500

Deferred Offering costs included in accrued offering costs	$247,960	$2,853

The accompanying notes are an integral part of these financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through December 3, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company does not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Trust Account
Following the closing of the Initial Public Offering, on May 6, 2024, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
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
Liquidity and Capital Resources
As of December 31, 2024, the Company had $2,412,564 of cash and a working capital surplus of $2,774,738.
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
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2024, the Company has withdrawn $1,000,000 for the annual period and has no further amounts available for withdrawal until the 1 year anniversary of the Initial Public Offering.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Security and Exchange Commission (“SEC”).

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,412,564 and $0 in cash and cash equivalents as of December 31, 2024 and 2023, respectively.

Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2024, $296,133,481 was invested in a U.S. Treasury Securities and $2,216 was invested in money market funds.
To fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2024, the Company has $
1,000,000

for the annual period.
Offering Costs
The Company complies with the requirements of the Accounting Standards Codification (“ASC”)
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”)
ASC470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Private Placement Units and Public Warrants were charged to shareholders’ (deficit) equity.
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

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31, 2024		For the Period from December 18, 2023 (Inception) Through December 31, 2023
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,325,884	$2,465,990	$—	$(18,958)
Denominator:
Weighted-average shares outstanding	18,825,342	7,338,596	—	6,250,000
Basic income (loss) per share	$0.34	$0.34	$—	$(0.00)

	For the Year Ended December 31, 2024		For the Period from December 18, 2023 (Inception) Through December 31, 2023
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Diluted net income (loss) per share:
Numerator:
Allocation of net income	$6,304,223	$2,487,651	$—	$—
Denominator:
Weighted-average shares outstanding	18,825,342	7,428,493	—	—
Diluted income per share	$0.33	$0.33	$—	$—
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants (as defined in Note 3)), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC
470-20.
The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

At December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Class A ordinary shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	24,534,690

Class A ordinary shares subject to possible redemption, December 31, 2024	$296,122,647

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
Recent Accounting Standards
In November 2023, the FASB
issued ASU 2023-07, “Segment
Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024 and for the period from December 18, 2023 (inception) through December 31, 2023, the Company incurred and paid $235,161 and $0, respectively, for these services, respectively.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. As of December 31, 2024 and 2023, the outstanding balance on the Note was $0 and $37,500, respectively. On May 6, 2024, the outstanding balance under the Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, the Company repaid the outstanding amount of $14,295 to the Sponsor.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies
Underwriters’ Agreement
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
Note 7 — Shareholders’ (Deficit) Equity
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The

authorized ordinary shares of the Company include up to
500,000,000
Class A ordinary shares with a par value of $
0.0001
per share
.
 If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2024, there are
725,000
Class A ordinary shares issued and outstanding, excluding
28,750,000
 Class A shares subject to possible redemption. As of December 31, 2023, there were no
Class A ordinary shares issued and outstanding.
Class B Ordinary Shares
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share.

On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of
937,500
Founder Shares are no longer subject to forfeiture. As of December 31, 2024 and 2023, there were
7,187,500
Founder Shares issued and outstanding.
Warrants
As of December 31, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2024, assets held in the Trust Account were comprised of $2,216 in cash and $296,133,481 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2024
Cash invest in money markets	1	$2,216	—	$2,216

U.S. Treasury Securities (Matured on 02/06/25)	1	$296,120,431	$13,050	$296,133,481
The Public Warrants were valued using a Lattice methodology. The public warrants have been classified within shareholders’ (deficit) equity and will not require remeasurement after issuance. The Public Warrants are a Level 3 measurement. On May 6, 2024, a fair value of $0.20 per Public Warrant was determined. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

May 6, 2024
Market price of public shares	$9.76
Term (years)	6.61
Risk-free rate	4.43%
Volatility	5.0%
Market pricing adjustment	15.0%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the year ended December 31, 2024.
Note 9 — Segment Reporting
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31, 2024	December 31, 2023
Trust Account	$296,122,647	$—
Cash	$2,412,564	$—

	For the Year Ended December 31, 2024	For the Period from December 18, 2023 (Inception) Through December 31, 2023
General and administrative costs	$830,773	$18,958
Interest income earned on Trust Account	$9,622,647	$—
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 1, 2024, by and between the Company and Citigroup Global Markets Inc., as representative of the several underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.1	Form of Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

4.2	Form of Specimen Class A Ordinary Shares Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

4.3	Form of Specimen Public Warrant Certificate. (included as an exhibit to Exhibit 4.5).

4.4	Form of Specimen Private Warrant Certificate. (included as an exhibit to Exhibit 4.6).

4.5	Public Warrant Agreement, dated May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.6	Private Warrant Agreement, dated May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.7	Description of Registered Securities.*

10.1	Promissory Note, dated December 18, 2023, issued to Sponsor by the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

10.2	Securities Subscription Agreement, dated December 18, 2023, between the Company and Sponsor (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

10.3	Investment Management Trust Agreement, May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

10.4	Registration Rights Agreement, dated May 1, 2024, by and among the Company and certain security holders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

10.5	Private Placement Units Purchase Agreement, dated May 1, 2024, by and between the Company and the Sponsor (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

10.6	Letter Agreement, dated May 1, 2024, by and among the Company, its officers, directors, and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

10.7	Administrative Support Agreement, dated May 1, 2024, by and between the Company and an affiliate of the Sponsor (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

14	Code of Ethics.*

19	Insider Trading Policies and Procedures, adopted May 1, 2024.*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted May 1, 2024.*

99.1	Audit Committee Charter.*

99.2	Compensation Committee Charter.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025	Churchill Capital Corp IX

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein Michael Klein	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2025

/s/ Jay Taragin Jay Taragin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025

/s/ Stephen Murphy Stephen Murphy	Director	March 28, 2025

/s/ William Sherman William Sherman	Director	March 28, 2025