Form 10-Q
period 2025-03-31
Churchill Capital Corp IX/Cayman
filed 2025-05-13
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025

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
As of May 1
3
, 2025, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$2,219,977	$2,412,564
Prepaid expenses	66,008	6,179
Short term prepaid insurance	430,995	430,995

Total current assets	2,716,980	2,849,738
Long term prepaid insurance	44,296	152,045
Marketable securities and cash held in Trust account	299,120,239	296,122,647

Total Assets	$301,881,515	$299,124,430

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$117,948	$75,000

Total current liabilities	117,948	75,000
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	10,180,448	10,137,500

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $ 10.40 and $ 10.30 per share as of March 31, 2025 and December 31, 2024, respectively	299,120,239	296,122,647
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	73	73
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(7,419,964)	(7,136,509)

Total Shareholders’ Deficit	(7,419,172)	(7,135,717)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$301,881,515	$299,124,430

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$283,455	$24,092

Loss from operations	(283,455)	(24,092)
Other income:
Interest income earned on Trust Account	2,997,592	—

Total other income	2,997,592	—

Net income (loss)	$2,714,137	$(24,092)

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	28,750,000	—

Basic and diluted net income per Class A redeemable ordinary share	$0.07	$—

Basic and diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	6,250,000

Basic and diluted net income (loss) per non-redeemable Class A and B ordinary share	$0.07	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL C
A
PITAL CORP IX
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	725,000	$73	7,187,500	$719	$—	$(7,136,509)	$(7,135,717)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,997,592)	(2,997,592)
Net income	—	—	—	—	—	2,714,137	2,714,137

Balance as of March 31, 2025	725,000	$73	7,187,500	$719	$—	$(7,419,964)	$(7,419,172)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024	—	$—	7,187,500	$719	$24,281	$(43,050)	$(18,050)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,714,137	$(24,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	—	25,820
Interest income earned on Trust Account	(2,997,592)	—
Changes in operating assets and liabilities:
Prepaid expenses	(59,829)	—
Prepaid insurance	107,749	—
Accrued expenses	42,948	(1,728)

Net cash used in operating activities	(192,587)	—

Net Change in Cash	(192,587)	—
Cash – Beginning of period	2,412,564	—

Cash – End of period	$2,219,977	$—

Non-Cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$—	$145,377

Deferred offering costs included in accrued offerings costs	$—	$18,438

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
Note 1 — Description of Organization and Business Operations
Organization and General
Churchill Capital Corp IX (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of March 31, 2025, the Company had not yet commenced
operations
. All activity for the period from December 18, 2023 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company does not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor IX LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC. The registration statement for the Company’s Initial Public Offering (the “IPO Registration Statement”) was declared effective on May 1, 2024. On May 6, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 725,000 private placement units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Unit, or $7,250,000 in the aggregate, which is described in Note 4.
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
under the Investment Company Act of 1940 (the “Investment Company Act”) and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association provide
that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering) (such 24 or 27 month period, as may be amended, the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial
Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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
Liquidity and Capital Resources
As of March 31, 2025, the Company had $2,219,977 of cash and a working capital surplus of $2,599,032.
In order to finance working capital deficit or to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company has fully withdrawn $1,000,000 working capital and as of March 31, 2025, the Company has no further amounts available for withdrawal until the
1-year
anniversary of the Initial Public Offering.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,219,977 and $2,412,564 in cash and no
cash equivalents as of March 31, 2025 and December 31, 2024, respectively.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2025, $299,176,101 was invested in U.S. Treasury Securities and $848 was invested in money market funds. At December 31, 2024, $296,133,481 was invested in U.S. Treasury Securities and $2,216 was invested in money market funds.
To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three months ended March 31, 2025, the Company has not withdrawn any amounts from the Trust Account for working capital purposes. For the year ended December 31, 2024, the Company withdrew $1,000,000 for working capital purposes.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Offering Costs
The Company complies with the requirements of the Accounting Standards Codification (“ASC”)
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20,“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Private Placement Units and Public Warrants (as defined in Note 3) were charged to shareholders’ (deficit) equity.
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2025		2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class B Non-Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,128,372	$585,765	$—	$(24,092)

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	—	6,250,000
Basic and diluted income (loss) per share	$0.07	$0.07	$—	$(0.00)
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Class A Ordinary Shares Subject to Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation
, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC
470-20.
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets.
At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Class A ordinary shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	24,534,690

Class A ordinary shares subject to possible redemption, December 31, 2024	$296,122,647
Plus:
Accretion of carrying value to redemption value	2,997,592

Class A ordinary shares subject to possible redemption, March 31, 2025	$299,120,239

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 725,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one Class A Ordinary Share and one-quarter
of one warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5 — Related Party Transactions
Founder Shares
On December 18, 2023, the Company issued an aggregate of 7,187,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares will automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on May 6, 2024, the 937,500 Founder Shares are no longer subject to forfeiture.
The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within the Combination Period, the Sponsor is not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property, subject to certain limited exceptions).
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO Registration Statement. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, the Company incurred and paid $90,000 and $0, respectively, for these services.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. On May 6, 2024, the outstanding balance under the Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, the Company repaid the outstanding amount of $14,295 to the Sponsor. As of March 31, 2025 and December 31, 2024, the outstanding balance on the Note was $0.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
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
The underwriters were entitled to an upfront discount of 2.0% of the per Unit offering price, or $5,750,000 in the aggregate (including Units purchased in connection with the exercise of the over-allotment option). In addition, the underwriters agreed to reimburse the Company for certain expenses in connection with the Initial Public Offering. On May 6, 2024, the Company received a reimbursement from the underwriters of $1,808,750 at the Initial Public Offering. An additional fee of 3.5% of the gross offering proceeds, or $10,062,500 in the aggregate, is payable to the underwriters from the amount held in the Trust Account, only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amount held in the Trust Account solely in the event the Company completes its Initial Business Combination.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination, to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2025 and December 31, 2024, there are 725,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of March 31, 2025 and December 31, 2024, there were 7,187,500 Founder Shares issued and outstanding.
Warrants
As of March 31, 2025 and December 31, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

The Company did not register the Public Shares issuable upon exercise of the warrants at the time of the Initial Public Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of March 31, 2025, assets held in the Trust Account were comprised of $848 in cash and $299,176,101 invested in U.S. Treasury Bills.
As of December 31, 2024, assets held in the Trust Account were comprised of $2,216 in cash and $296,133,481 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
March 31, 2025
Cash held in money markets	1	$848	—	$848
U.S. Treasury Securities (Matured on 05/08/25)	1	$299,119,391	$56,710	$299,176,101
December 31, 2024
Cash held in money markets	1	$2,216	—	$2,216
U.S. Treasury Securities (Matured on 02/06/25)	1	$296,120,431	$13,050	$296,133,481
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no
transfers for the three months ended March 31, 2025.
Note 9 — Segment Reporting
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
Trust Account	$299,120,239	$296,122,647
Cash	$2,219,977	$2,412,564

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative costs	$283,455	$24,092
Interest income earned on Trust Account	$2,997,592	$—
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”).
General and
administrative
costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IX. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IX LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”.

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

In 2024, the SEC adopted additional rules and regulations relating to special purpose acquisition companies (“SPAC”)s, which became effective on July 1, 2024 (“2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (such as us) to complete our initial Business Combination within 36 months following the effective date of our IPO Registration Statement. If we do not meet such 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On April 18, 2025, the Company’s board of directors appointed Paul Lapping as a director and as a member of the audit committee and the compensation committee of the Board, effective as of April 18, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $2,714,137, which includes $2,997,592 of interest income earned on Trust Account, offset by $283,455 of general and administrative costs.

For the three months ended March 31, 2024, we had net loss of $24,092, which primarily consisted of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to complete an Initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our results of operations and our ability to complete an Initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On May 6, 2024, we consummated the Initial Public Offering of 28,750,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering and pursuant to a Private Placement Units Purchase Agreement, we consummated the sale of 725,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,250,000.

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

In order to finance working capital deficit or to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units. Additionally, to fund working capital, the Company has permitted withdrawals available from the Trust Account, up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. During the year ended December 31, 2024, the Company has fully withdrawn $1,000,000 working capital and as of March 31, 2025, the Company has no further amounts available for withdrawal until the 1-year anniversary of the Initial Public Offering.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $30,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We began incurring these fees on May 2, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Upon the completion of our Initial Business Combination, the underwriters are entitled to a deferred underwriting commission of 3.5% on the Units sold in the Initial Public Offering, or up to $10,062,500 in the aggregate, subject to the terms of the Initial Public Offering underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and our management adopted this ASU in our condensed financial statements and related disclosures.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Not Applicable.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering and in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 (“Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering and in our Annual Report, except as set forth below and as we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an Initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our Initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain Initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an Initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an Initial Business Combination. If we complete an Initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, instruct Continental Stock Transfer & Trust Company, trustee of our Trust Account (“Continental”), as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $[10.30] (as of March 31, 2025) per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax (the “Excise Tax”) on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The Excise Tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the Excise Tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

As an entity incorporated as a Cayman Islands exempted company, the 1% Excise Tax is not expected to apply to redemptions of our Class A Ordinary Shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the Excise Tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of Excise Tax imposed with respect to such repurchase. The Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the Excise Tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such Excise Tax.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. However, simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 725,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Unit consists of one Class A ordinary share and one-quarter of one Private Warrant. Each whole Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments.

Use of Proceeds

For a description of the use of the proceeds generated in the Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on June 7, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

101.LAB*	XBRL Taxonomy Extension Labels Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP IX

Date: May 13, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)