Form 10-Q
period 2025-06-30
Churchill Capital Corp IX/Cayman
filed 2025-08-13
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-42041

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
of the Exchange Act). Yes ☒ No ☐
As of August 13, 2025, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$426,052	$2,412,564
Prepaid expenses	55,639	6,179
Short term prepaid insurance	367,543	430,995

Total current assets	849,234	2,849,738
Long term prepaid insurance	—	152,045
Marketable securities and cash held in Trust account	302,301,272	296,122,647

Total Assets	$303,150,506	$299,124,430

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$544,567	$75,000

Total current liabilities	544,567	75,000
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	10,607,067	10,137,500

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.48 and $10.30 per share as of June 30, 2025 and December 31, 2024, respectively	301,301,272	296,122,647
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	73	73
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(8,758,625)	(7,136,509)

Total Shareholders’ Deficit	(8,757,833)	(7,135,717)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$303,150,506	$299,124,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
General and administrative expenses	$2,338,661	$298,162	$2,622,116	$322,254

Loss from operations	(2,338,661)	(298,162)	(2,622,116)	(322,254)

Other income:
Interest income earned on Trust Account	3,181,033	2,260,889	6,178,625	2,260,889

Total other income	3,181,033	2,260,889	6,178,625	2,260,889

Net income	$842,372	$1,962,727	$3,556,509	$1,938,635

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	28,750,000	17,569,444	28,750,000	8,736,188

Basic and diluted net income per Class A redeemable ordinary share	$0.02	$0.08	$0.10	$0.13

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,265,972	7,912,500	6,755,180

Basic net income per non-redeemable Class A and B ordinary share	$0.02	$0.08	$0.10	$0.13

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,630,556	7,912,500	6,936,464

Diluted net income per non-redeemable Class A and B ordinary share	$0.02	$0.08	$0.10	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	725,000	$73	7,187,500	$719	$—	$(7,136,509)	$(7,135,717)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,997,592)	(2,997,592)
Net income	—	—	—	—	—	2,714,137	2,714,137

Balance as of March 31, 2025	725,000	73	7,187,500	719	$—	(7,419,964)	(7,419,172)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,181,033)	(2,181,033)
Net income	—	—	—	—	—	842,372	842,372

Balance as of June 30, 2025	725,000	$73	7,187,500	$719	$—	$(8,758,625)	$(8,757,833)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024	—	—	7,187,500	719	24,281	(43,050)	(18,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(8,547,667)	(17,172,932)
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
Fair value of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(86,443)	—	(86,443)
Net income	—	—	—	—	—	1,962,727	1,962,727

Balance as of June 30, 2024	725,000	$73	7,187,500	$719	$—	$(6,627,990)	$(6,627,198)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,556,509	$1,938,635
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	—	44,020
Interest income earned on Trust Account	(6,178,625)	(2,260,889)
Changes in operating assets and liabilities:
Prepaid expenses	(49,460)	(42,182)
Prepaid insurance	215,497	(798,538)
Accrued expenses	469,567	57,711

Net cash used in operating activities	(1,986,512)	(1,061,243)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Units	—	7,250,000
Underwriters’ reimbursement	—	1,808,750
Repayment of promissory note - related party	—	(314,295)
Payment of offering costs	—	(261,960)

Net cash provided by financing activities	—	290,232,495

Net Change in Cash	(1,986,512)	1,671,252
Cash – Beginning of period	2,412,564	—

Cash – End of period	$426,052	$1,671,252

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Note 1 — Description of Organization and Business Operations
Organization and General
Churchill Capital Corp IX (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company, as of its incorporation, had not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
The Company has two direct wholly owned subsidiaries, AL Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation and AL Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”, and collectively with “Merger Sub I”, the “Merger Subs”). The Merger Subs were incorporated/formed on June 2, 2025 for the sole purposes of effecting the PlusAI Business Combination (as defined below).
As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through June 30, 2025 relates to (i) the Company’s formation and the initial public offering (“Initial Public Offering”), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with attempting to complete the PlusAI Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of June 30, 2025, the Company has entered into an agreement and Plan of Merger, as such the Company has 27 months or until August 8, 2026 to complete its initial Business Combination.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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
Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.
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
Merger Agreement
On June 5, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, Merger Sub I, Merger Sub II and Plus Automation, Inc., a Delaware corporation (“PlusAI”). Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into the PlusAI, with PlusAI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The proposed Mergers are expected to be consummated following the receipt of the required approval by the shareholders of the Company and PlusAI and the satisfaction or waiver of certain other closing conditions set forth in the Merger Agreement. The transactions contemplated by the Merger Agreement, including the Mergers, will be referred to as the “Plus AI Business Combination.”
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form
10-Q.
Risks and Uncertainties
The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.
Liquidity, Capital Resources and Going Concern
As of June 30, 2025, the Company had $426,052 of cash and a working capital surplus of $304,667. In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

(“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.
Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes, and as of June 30, 2025, the Company had no further amounts available for permitted withdrawals until May 6, 2025, which was the 1-year anniversary of the Initial Public Offering. For the three and six months ended June 30, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of June 30, 2025 the Company had $1,000,000 available for permitted withdraws for the period from May 6, 2025 until May 6, 2026, which is the 2-year anniversary of the Initial Public Offering. On July 1, 2025, the Company withdrew $1,000,000 from the Trust Account for working capital purposes and no further amounts are available for withdrawal for the period from May 6, 2025 until May 6, 2026.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.
The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company’s mandatory liquidation and subsequent dissolution in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently August 8, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed con
soli
dated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K
as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
Principles of Consolidation
On June 2, 2025, the Merger Subs were incorporated/formed.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $426,052 and $2,412,564 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. At June 30, 2025, $302,369,000 was invested in U.S. Treasury Securities and $816 was held in cash. At December 31, 2024
, $296,133,481 was invested in U.S. Treasury Securities and $2,216 was invested in money market funds.
To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000.
These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes, and as of June 30, 2025, the Company had no further amounts available for permitted withdrawals until May 6, 2025, which was the 1-year anniversary of the Initial Public Offering. For the three and six months ended June 30, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of June 30, 2025 the Company had
$1,000,000
available for permitted withdraws for the period from May 6, 2025 until May 6, 2026, which is the 2-year anniversary of the Initial Public Offering.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Private Placement Units and Public Warrants (as defined in Note 3) were charged to shareholders’ (deficit) equity.
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the me asureme
nt date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure r
equ
irements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Redeemable	Non-Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic net income per share:
Numerator:
Allocation of net income	$660,571	$181,801	$1,388,502	$574,225	$2,788,943	$767,566	$1,093,272	$845,363

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	17,569,444	7,265,972	28,750,000	7,912,500	8,736,188	6,755,180
Basic income per share	0.02	0.02	0.08	0.08	0.10	0.10	0.13	0.13
Diluted net income per share:
Numerator:
Allocation of net income	$660,571	$181,801	$1,368,414	$594,313	$2,788,943	$767,566	$1,080,626	$858,009

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	17,569,444	7,630,556	28,750,000	7,912,500	8,736,188	6,936,464
Diluted income per share	$0.02	$0.02	$0.08	$0.08	$0.10	$0.10	$0.13	$0.12
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025
,
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Class A Ordinary Shares Subject to Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC
470-20.The
Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets.
At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Public Shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	24,534,690

Class A ordinary shares subject to possible redemption, December 31, 2024	296,122,647
Plus:
Accretion of carrying value to redemption value	2,997,592

Class A ordinary shares subject to possible redemption, March 31, 2025	299,120,239
Plus:
Accretion of carrying value to redemption value	2,181,033

Class A ordinary shares subject to possible redemption, June 30, 2025	$301,301,272

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred and paid $90,000 and $180,000, respectively, for these services. For the three and six months ended June 30, 2024, the Company incurred and paid $55,161 for these services.
Director Agreements
On July 30, 2025, the Company entered into a director agreement (each, a “Director Agreement”) with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three and six months ended June 30, 2025, the Company incurred $52,500 in fees related to the Director Agreement, and $52,500 is included in accrued expenses within the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company did not incur any fees related to the Director Agreement
s
.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. On May 6, 2024, the outstanding balance under the Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, the Company repaid the outstanding amount of $14,295 to the Sponsor. As of June 30, 2025 and December 31, 2024, the outstanding balance on the Note was $0.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Note 6 — Commitments and Contingencies
Underwriting Agreement
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
On June 4, 2025, the Company entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc. (the “advisor”) to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target, the advisor will be entitled to a cash fee of $7,000,000
(the “fee”), payable at the closing of the Business Combination. At the discretion of the Company and PlusAI, the Company and PlusAI in their sole discretion may pay up to an additional
$3,000,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of reasonable incurred
 expenses that shall not exceed $500,000
without the Company’s prior written consent. If the fee in connection with the Advisory Agreement is paid, the advisor waives its right to its portion of the deferred underwriting fee pursuant to that certain Underwriting Agreement, dated May 1, 2024. As the fee is contingent on the closing of a Business Combination that is not considered probable as of June 30, 2025, no expense has been recorded.
Legal and Due Diligence Fees
On April 22, 2025, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of June 30, 2025, the Company has incurred $2,450,000 of fees in connection with the agreement. These fees are not reflected in the financial statements and will be recorded when the Business Combination is considered probable.
On May 2, 2025, the Company entered into an agreement for due diligence services.
The
total fee related to the due diligence services was $1,050,000, of which $900,000 was paid and included in the condensed consolidated statements of operations. The remaining $150,000 is subject to customer satisfaction and due upon the consummation of a Business Combination. The remaining amount is not reflected in the financial statements.
Merger Agreement
On June 5, 2025, the Company entered into the Merger Agreement by and among the Company, Merger Sub I, Merger Sub II and PlusAI. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which Merger Sub I will merge with and into the PlusAI, with PlusAI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination, to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2025 and December 31, 2024, there are 725,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of June 30, 2025 and December 31, 2024, there were 7,187,500 Founder Shares issued and outstanding.
Warrants
As of June 30, 2025 and December 31, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of June 30, 2025, assets held in the Trust Account were comprised of $816 in cash and $302,369,000 invested in U.S. Treasury Bills.
As of December 31, 2024, assets held in the Trust Account were comprised of $2,216 in cash and $296,133,481 invested in U.S. Treasury Bills.

	Held to Maturity Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
June 30, 2025
Cash held in money markets	1	$816	—	$816
U.S. Treasury Securities (Matured on 07/01/25)	1	$302,300,456	$68,544	$302,369,000
December 31, 2024
Cash held in money markets	1	$2,216	—	$2,216
U.S. Treasury Securities (Matured on 02/06/25)	1	$296,120,431	$13,050	$296,133,481
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and six months ended June 30, 2025.
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Trust Account	$302,301,272	$296,122,647
Cash	$426,052	$2,412,564

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
General and administrative costs	$2,338,661	$298,162
Interest income earned on Trust Account	$3,181,033	$2,260,889

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
General and administrative costs	$2,622,116	$322,254
Interest income earned on Trust Account	$6,178,625	$2,260,889
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”).
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 1, 2025, the Company withdrew $1,000,000 from the Trust Account for working capital purposes.
On July 30, 2025, the Company entered into a director agreement with each of William Sherman, Paul Lapping and Stephen Murphy, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director compensation of

$
75,000

per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp IX. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor IX LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require special purpose acquisition companies (such as us) to complete our initial Business Combination within 36 months following the effective date of our IPO Registration Statement. If we do not meet such 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On July 1, 2025, the Company withdrew $1,000,000 from the Trust Account for working capital purposes.

On July 30, 2025, the Company entered into a Director Agreement with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025.

PlusAI Business Combination

On June 5, 2025, the Company entered into the Merger Agreement with Merger Sub I, Merger Sub II and Plus. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into Plus, with Plus continuing as the surviving corporation and a wholly-owned subsidiary of the Company in the First Merger, and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity in the Second Merger. The proposed Mergers are expected to be consummated following the receipt of the required approval by the shareholders of the Company and PlusAI and the satisfaction or waiver of certain other closing conditions set forth in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, certain stockholders of Plus entered into Voting and Support Agreements (each, a “Plus Voting and Support Agreement”) with the Company and Plus. Under the terms of the Plus Voting and Support Agreements, such Plus stockholders have agreed, among other things, to deliver written consents to adopt the Merger Agreement and approve and the transactions contemplated by the Merger Agreement (the “Transactions”), and to vote or consent in opposition to alternative transactions and other matters that could reasonably be expected to materially delay or impair the ability of Plus to consummate the Transactions. In addition, each Plus stockholder party to a Plus Voting and Support Agreement has agreed to refrain from exercising any dissenters’ rights under applicable law. The Plus Voting and Support Agreements also contain certain restrictions on the transfer of the shares of stock of Plus held by such stockholders prior to the closing of the Transactions, subject to certain exceptions.

In connection with the execution of the Merger Agreement, the Company amended and restated that certain letter agreement, dated May 1, 2024, by and among the Company, the Sponsor and each of the persons undersigned thereto (the “Insiders”) (the “Amended and Restated Sponsor Agreement”), pursuant to which each of the Sponsor and the Insiders agreed to, among other things, (i) certain voting and non-redemption covenants in connection with the Transactions, (ii) certain vesting and forfeiture provisions in connection with the Sponsor’s Founder Shares and (iii) the waiver of certain anti-dilution rights with respect to the Founder Shares

The foregoing descriptions of the Merger Agreement, the Plus Voting and Support Agreement and the Amended and Restated Sponsor Agreement are not complete and are qualified in their entirety by reference to the Merger Agreement, the Plus Voting and Support Agreement and the Amended and Restated Sponsor Agreement, a copy or a form of which are filed as Exhibits 2,1, 10.1 and 10.2, respectively, to this Current Report on Form 8-K.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with attempting to complete the PlusAI Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $842,372, which includes $3,181,033 of interest income earned on Trust Account, offset by $2,338,661 of general and administrative costs.

For the three months ended June 30, 2024, we had net income of $1,962,727, which includes $2,260,889 of interest income earned on Trust Account, offset by $298,162 of general and administrative costs.

For the six months ended June 30, 2025, we had net income of $3,556,509, which includes $6,178,625 of interest income earned on Trust Account, offset by $2,622,116 of general and administrative costs.

For the six months ended June 30, 2024, we had net income of $1,938,635, which includes $2,260,889 of interest income earned on Trust Account, offset by $322,254 of general and administrative costs.

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

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units. Additionally, to fund working capital, the Company has permitted withdrawals available from the Trust Account, up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes, and as of June 30, 2025, the Company had no further amounts available for permitted withdrawals until May 6, 2025, which was the 1-year anniversary of the Initial Public Offering. For the three and six months ended June 30, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of June 30, 2025 the Company had $1,000,000 available for permitted withdraws for the period from May 6, 2025 until May 6, 2026, which is the 2-year anniversary of the Initial Public Offering.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

The Company’s mandatory liquidation and subsequent dissolution in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently August 8, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On July 30, 2025, the Company entered into a Director Agreement with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three and six months ended June 30, 2025, the Company incurred $52,500 in fees related to the Director Agreements, and $52,500 is included in accrued expenses within the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company did not incur any fees related to the Director Agreements.

Upon the completion of our initial Business Combination, the underwriters are entitled to a deferred underwriting commission of 3.5% on the Units sold in the Initial Public Offering, or up to $10,062,500 in the aggregate, subject to the terms of the Initial Public Offering underwriting agreement.

On June 4, 2025, the Company entered into an Advisory Agreement with the underwriter to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the advisor will be entitled to a cash fee of $7,000,000 (the “fee”), payable at the closing of the Business Combination. At the discretion of the Company and PlusAI, the Company and PlusAI in their sole discretion can pay up to an additional $3,0000,000 fee in connection with the underwriter’s performance. The underwriter is also entitled to reimbursement of reasonable incurred expenses that shall not exceed $500,000 without the Company’s prior written consent. If the fee in connection with the Advisory Agreement is paid, the underwriter waives its right to its portion of the deferred underwriting fee pursuant to that certain Underwriting Agreement, dated May 1, 2024. As the fee is contingent on the closing of a Business Combination that is not considered probable as of June 30, 2025, no expense has been recorded.

On June 5, 2025, the Company entered into the Merger Agreement, by and among the Company, Merger Sub I, Merger Sub II and PlusAI. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into the PlusAI, with PlusAI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.

Critical Accounting Estimates and Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and our management adopted this ASU in our condensed consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, or any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our final prospectus for the Initial Public Offering and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and on our Quarterly Report on Form 10-Q for quarter ended March 31, 2025, filed with the SEC on May 13, 2025, except as set forth below:
The Initial Business Combination may not be completed on the terms or timeline currently contemplated, or at all.
The consummation of the Initial Business Combination is subject to numerous conditions, including the effectiveness of the registration statement on Form S-4 to be filed by us as part of the Initial Business Combination, and other customary closing conditions, and there can be no assurance that the Initial Business Combination will be consummated.
If the Initial Business Combination is not completed for any reason, the price of our Class A ordinary shares may decline to the extent that the market price of our Class A ordinary shares reflects or previously reflected positive market assumptions that the Initial Business Combination would be completed and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the Initial Business Combination. These expenses must be paid regardless of whether the Initial Business Combination is consummated.
If the Initial Business Combination is not completed for any reason, our ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Initial Business Combination, we will be subject to a number of risks, including the following:

•
we will be required to pay costs relating to the Initial Business Combination, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the Initial Business Combination is completed;

•	time and resources committed by our management to matters relating to the Initial Business Combination could otherwise have been devoted to pursuing other beneficial opportunities;

•
we may experience negative reactions from financial markets, including negative impacts on the price of our Class A ordinary shares, including to the extent that the current market price reflects a market assumption that the Initial Business Combination will be completed;

•	we may experience negative reactions from employees, customers, or vendors; and

•
since the Merger Agreement restricts the conduct of our business prior to completion of the Initial Business Combination, we may not have been able to take certain actions during the pendency of the Initial Business Combination that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the Merger Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.
Covenants in the Merger Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the Initial Business Combination. As a result, if the Initial Business Combination is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.
The issuance of shares of our Class A common stock upon the closing of the Initial Business Combination will dilute your ownership.
The issuance of shares of our Class A common stock upon the closing of the Initial Business Combination will cause dilution to the ownership of our then existing holders of Class A common stock. The number of shares to be issued to Plus Automation, Inc. stockholders at closing will be based on the closing exchange ratio set out in the Merger Agreement.
Substantial future sales of our Class A common stock by existing stockholders could cause the market price of our Class A common stock to decline.
For stockholders who are not subject to contractual lock-up restrictions, and for our Sponsor once its lock-up period expires, after the respective registration statements for the resale of such shares are effective and until such time that they are no longer effective, the resale of these shares will be permitted pursuant to the respective registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our Class A common stock and make it more difficult for investors to sell their shares of Class A common stock at such times and at such prices that they deem desirable. Furthermore, we expect that because of the large number of shares registered pursuant to the registration statement, those existing selling stockholders will continue to offer the shares covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A common stock could also negatively affect the price of our publicly traded warrants.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.
Use of Proceeds
There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Quarterly Report. For a description of the use of the proceeds generated in the Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2024, as filed with the SEC on June 7, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Additional Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1

Agreement and Plan of Merger and Reorganization, dated as of June 5, 2025, by and among Churchill Capital Corp IX, AL Merger Sub I, Inc., AL Merger Sub II, LLC and Plus Automation, Inc. (Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K as filed with the SEC on June 6, 2025).

10.1

Form of Voting and Support Agreement, dated as of June 5, 2025, by and among Churchill Capital Corp IX, Plus Automation, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K as filed with the SEC on June 6, 2025).

10.2

Amended and Restated Sponsor Agreement, dated as of June 5, 2025, by and among Churchill Capital Corp IX, Churchill Sponsor IX LLC, Plus Automation, Inc. and the Insiders (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on June 6, 2025).

10.3	Form of Director Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on August 4, 2025).

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

CHURCHILL CAPITAL CORP IX

Date: August 13, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)