Form 10-Q
period 2025-09-30
Churchill Capital Corp IX/Cayman
filed 2025-11-12
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-quarter of one redeemable warrant	CCIXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001	CCIX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CCIXW	The Nasdaq Stock Market LLC
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
As of November
12
, 2025, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$178,774	$2,412,564
Prepaid expenses	31,414	6,179
Short-term prepaid insurance	259,794	430,995

Total current assets	469,982	2,849,738
Long-term prepaid insurance	—	152,045
Marketable securities and cash held in Trust Account	304,540,620	296,122,647

Total Assets	$305,010,602	$299,124,430

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$81,227	$75,000

Total current liabilities	81,227	75,000
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	10,143,727	10,137,500

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $ 10.59 and $ 10.30 per share as of September 30, 2025 and December 31, 2024, respectively	304,540,620	296,122,647
Shareholders’ Deficit
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $ 0.0001 par value; 500,000,000 shares authorized; 725,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	73	73
Class B ordinary shares, $ 0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,674,537)	(7,136,509)

Total Shareholders’ Deficit	(9,673,745)	(7,135,717)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$305,010,602	$299,124,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
General and administrative expenses	$915,912	$257,879	$3,538,028	$580,133

Loss from operations	(915,912)	(257,879)	(3,538,028)	(580,133)

Other income:
Interest income earned on Trust Account	3,239,348	3,820,235	9,417,973	6,081,124

Total other income	3,239,348	3,820,235	9,417,973	6,081,124

Net income	$2,323,436	$3,562,356	$5,879,945	$5,500,991

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	28,750,000	28,750,000	28,750,000	15,480,769

Basic and diluted net income per Class A redeemable ordinary share	$0.06	$0.10	$0.16	$0.24

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,912,500	7,912,500	7,145,192

Basic net income per non-redeemable Class A and B ordinary share	$0.06	$0.10	$0.16	$0.24

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,912,500	7,912,500	7,265,385

Diluted net income per non-redeemable Class A and B ordinary share	$0.06	$0.10	$0.16	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	725,000	$73	7,187,500	$719	$—	$(7,136,509)	$(7,135,717)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,997,592)	(2,997,592)
Net income	—	—	—	—	—	2,714,137	2,714,137

Balance as of March 31, 2025	725,000	73	7,187,500	719	—	(7,419,964)	(7,419,172)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,181,033)	(2,181,033)
Net income	—	—	—	—	—	842,372	842,372

Balance as of June 30, 2025	725,000	73	7,187,500	719	—	(8,758,625)	(8,757,833)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,239,348)	(3,239,348)
Net income	—	—	—	—	—	2,323,436	2,323,436

Balance as of September 30, 2025	725,000	$73	7,187,500	$719	$—	$(9,674,537)	$(9,673,745)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Net loss	—	—	—	—	—	(24,092)	(24,092)

Balance as of March 31, 2024	—	—	7,187,500	719	24,281	(43,050)	(18,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(8,547,667)	(17,172,932)
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
Fair Value of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Units	—	—	—	—	(86,443)	—	(86,443)
Net income	—	—	—	—	—	1,962,727	1,962,727

Balance as of June 30, 2024	725,000	73	7,187,500	719	—	(6,627,990)	(6,627,198)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,820,235)	(3,820,235)
Net income	—	—	—	—	—	3,562,356	3,562,356

Balance as of September 30, 2024	725,000	$73	7,187,500	$719	$—	$(6,885,869)	$(6,885,077)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$5,879,945	$5,500,991
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	—	44,020
Interest income earned on Trust Account	(9,417,973)	(6,081,124)
Changes in operating assets and liabilities:
Prepaid expenses	(25,235)	(12,376)
Prepaid insurance	323,246	(690,789)
Accrued expenses	6,227	56,041

Net cash used in operating activities	(3,233,790)	(1,183,237)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—

Net cash provided by (used in) investing activities	1,000,000	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Units	—	7,250,000
Underwriters’ reimbursement	—	1,808,750
Repayment of promissory note - related party	—	(314,295)
Payment of offering costs	—	(261,960)

Net cash provided by financing activities	—	290,232,495

Net Change in Cash	(2,233,790)	1,549,258
Cash – Beginning of period	2,412,564	—

Cash – End of period	$178,774	$1,549,258

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through September 30, 2025 relates to (i) the Company’s formation and the initial public offering (“Initial Public Offering”), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with attempting to complete the PlusAI Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of September 30, 2025, the Company has entered into the Merger Agreement (as defined below), as such the Company has until August
6
, 2026 to complete its initial Business Combination.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.
Merger Agreement
On June 5, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (as amended by Amendment No. 1 dated September 8, 2025 (as defined below) and Amendment No. 2 dated September 18, 2025 (as defined below) and as may be further amended, modified, supplemented or waived from time to time, the “Merger Agreement”) by and among the Company, Merger Sub I, Merger Sub II and Plus Automation, Inc., a Delaware corporation (“PlusAI”). Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into the PlusAI, with PlusAI continuing as the surviving corporation and a wholly
-
owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The proposed Mergers are expected to be consummated following the receipt of the required approval by the shareholders of the Company and PlusAI and the satisfaction or waiver of certain other closing conditions set forth in the Merger Agreement. The transactions contemplated by the Merger Agreement, including the Mergers, will be referred to as the “PlusAI Business Combination.”
On September 8, 2025, the Company, Merger Sub I, Merger Sub II and PlusAI entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”) to clarify that shares of PlusAI common stock issued as a result of the exercise of PlusAI options issued pursuant to a certain PlusAI compensation plan will be exchanged, at the effective time of the Mergers, for the right to receive shares of Class B common stock equal to the exchange ratio (as defined in the Merger Agreement) of the post-closing company.
On September 18, 2025, the Company, Merger Sub I, Merger Sub II and PlusAI entered into Amendment No. 2 to the Merger Agreement (“Amendment No. 2”) to remove the closing condition that the Company must have $100 million in Available Closing SPAC Cash (as defined in the Merger Agreement).
On September 18, 2025, the Company, the Sponsor and the Insiders entered into the Sponsor Agreement Amendment to remove certain provisions of the Sponsor Agreement which would have required 1,078,125 of the Company’s Founder Shares held by the Sponsor to become unvested as of the Closing and vested upon the occurrence of certain conditions or were forfeited.
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, Amendment No. 1 and Amendment No. 2, copies of which are filed as Exhibit 2.1 to the Current Report on Form
8-K
dated June 6, 2025, and Exhibit 2.1 and Exhibit 2.2, respectively, to this Quarterly Report on Form
10-Q.

6

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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
Liquidity, Capital Resources and Going Concern
As of September 30, 2025, the Company had $178,774 of cash and a working capital surplus of $388,755. In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.
Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes and had no further amounts available for permitted withdrawals until May 6, 2025, which was the
1-year
anniversary of the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company withdrew another $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 6, 2026, which is the
2-year
anniversary of the Initial Public Offering. As of September 30, 2025, no further amounts are available for withdrawal until May 6, 2026.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Codification (“ASC”)
205-40,
“Going Concern,” as of September 30, 2025, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. Moreover, the Company will need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company’s liquidity condition and mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently August

, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
Principles of Consolidation
On June 2, 2025, the Merger Subs were formed.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly
-
owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $178,774 and $2,412,564 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. At September 30, 2025, $304,575,975 was invested in U.S. Treasury Securities and $308 was held in cash, at an amortized cost of $304,540,312 as reflected on the accompanying condensed consolidated balance sheet (see Note 8). At December 31, 2024, $296,133,481 was invested in U.S. Treasury Securities and $2,216 was invested in money market funds at an amortized cost of $296,120,431 as reflected on the accompanying condensed consolidated balance sheet (see Note 8).

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company withdrew $1,000,000 in interest for working capital purposes, and had no further amounts available for permitted withdrawals until May 6, 2025, which was the
1-year
anniversary of the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company had withdrawn
a
n
o
t
h
e
r
 $1,000,000 in interest from the Trust Account for working capital purposes, and has no further amounts available for permitted withdrawals until May 6, 2026, which is the
2-year
anniversary of the Initial Public Offering.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Private Placement Units and Public Warrants (see Note 4) were charged to shareholders’ deficit.
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
SEPTEMBER 30, 2025
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
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	and Class B	Class A	and Class B	Class A	and Class B	Class A	and Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,821,992	$501,444	$2,793,528	$768,828	$4,610,935	$1,269,010	$3,763,799	$1,737,192

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	28,750,000	7,912,500	28,750,000	7,912,500	15,480,769	7,145,192
Basic income per share	0.06	0.06	0.10	0.10	0.16	0.16	0.24	0.24
Diluted net income per share:
Numerator:
Allocation of net income	$1,821,992	$501,444	$2,793,528	$768,828	$4,610,935	$1,269,010	$3,743,911	$1,757,080

Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	28,750,000	7,912,500	28,750,000	7,912,500	15,480,769	7,265,385
Diluted income per share	$0.06	$0.06	$0.10	$0.10	$0.16	$0.16	$0.24	$0.24
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, and December 31, 2024, there were no
unrecognized tax benefits and
no
amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.
At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Public Shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	24,534,690

Class A ordinary shares subject to possible redemption, December 31, 2024	296,122,647
Plus:
Accretion of carrying value to redemption value	2,997,592

Class A ordinary shares subject to possible redemption, March 31, 2025	299,120,239
Plus:
Accretion of carrying value to redemption value	2,181,033

Class A ordinary shares subject to possible redemption, June 30, 2025	301,301,272
Plus:
Accretion of carrying value to redemption value	3,239,348

Class A ordinary shares subject to possible redemption, September 30, 2025	$304,540,620

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
Recent Accounting Standards

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company early adopted ASU 2025-03 on July 1, 2025. ASU 2025-03 impacts the accounting for the de-SPAC Transaction.
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
SEPTEMBER 30, 2025
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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (the date on which the Company consummates a transaction which results in the shareholders having the right to exchange their shares for cash, securities, or other property, subject to certain limited exceptions).
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
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred and paid $90,000 and $270,000, respectively, for these services. For the three and nine months ended September 30, 2024, the Company incurred and paid $90,000 and $145,161, respectively, for these services.
Director Agreements
On July 30, 2025, the Company entered into director agreements (each, a “Director Agreement” and, together, the “Director Agreements”) with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three and nine months ended September 30, 2025, the Company incurred $56,250 and $108,750 in fees related to the Director Agreements, respectively, and $56,250 is included in accrued expenses within the condensed consolidated balance sheets as of September 30, 2025 and none as of December 31, 2024. For the three and nine months ended September 30, 2024, the Company did not incur any fees related to the Director Agreements. A form of the Director Agreement is incorporated by reference as Exhibit 10.2 to this Quarterly Report on Form
10-Q.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. On May 6, 2024, the outstanding balance under the Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, the Company repaid the outstanding amount of $14,295 to the Sponsor. As of September 30, 2025 and December 31, 2024, the outstanding balance on the Note was $0. Borrowings are no longer allowed under this promissory note.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
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
On June 4, 2025, the Company entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc. (the “advisor”) to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target, the advisor will be entitled to a cash fee of $7,000,000 (the “fee”), payable at the closing of the Business Combination. At the discretion of the Company and PlusAI, the Company and PlusAI in their sole discretion may pay up to an additional $3,000,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of reasonable incurred expenses that shall not exceed $500,000 without the Company’s prior written consent. If the fee in connection with the Advisory Agreement is paid, the advisor waives its right to its portion of the deferred underwriting fee pursuant to that certain Underwriting Agreement, dated May 1, 2024. As the fee is contingent on the closing of a Business Combination that is not considered probable as of September 30, 2025, no expense has been recorded.
Legal and Due Diligence Fees
On April 22, 2025, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of September 30, 2025, the Company has incurred $2,880,000 of fees in connection with the agreement. These fees are not reflected in the condensed consolidated financial statements and will be recorded when the Business Combination is considered probable.
On May 2, 2025, the Company entered into an agreement for due diligence services. The total fee related to the due diligence services was $1,050,000, of which $900,000 was paid and included in the condensed consolidated statements of operations. The remaining $150,000 is subject to customer satisfaction and due upon the consummation of a Business Combination. The remaining amount is not reflected in the condensed consolidated financial statements.
Merger Agreement
On June 5, 2025, the Company entered into the Merger Agreement (as amended by Amendment No. 1 and Amendment No. 2 and as may be further amended, modified, supplemented or waived from time to time) by and among the Company, Merger Sub I, Merger Sub II and PlusAI. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and a wholly
-
owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Class A Ordinary Shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination, to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of September 30, 2025 and December 31, 2024, there are 725,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of September 30, 2025 and December 31, 2024, there were
7,187,500
Founder Shares issued and outstanding.
Warrants
As of September 30, 2025 and December 31, 2024, there are 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	i n whole and not in part;

•	a t a price of $0.01 per warrant;

•	u pon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2025, assets held in the Trust Account were comprised of $308 in cash and $304,575,975 invested in U.S. Treasury Bills.
As of December 31, 2024, assets held in the Trust Account were comprised of $2,216 in cash and $296,133,481 invested in U.S. Treasury Bills.

	Amortized Cost	Unrealized Gain	Fair Value
September 30, 2025
Cash held in Trust Account	$308	—	$308
U.S. Treasury Securities (Matured on 10/02/25)	$304,540,312	$35,663	$304,575,975
December 31, 2024
Cash held in money markets	$2,216	—	$2,216
U.S. Treasury Securities (Matured on 02/06/25)	$296,120,431	$13,050	$296,133,481
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
occurs. There were
no
 transfers for the three and nine months ended September 30, 2025.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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
When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2025	December 31, 2024
Marketable securities and cash held in Trust Account	$304,540,620	$296,122,647
Cash	$178,774	$2,412,564

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
General and administrative expenses	$915,912	$257,879
Interest income earned on Trust Account	$3,239,348	$3,820,235

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
General and administrative expenses	$3,538,028	$580,133
Interest income earned on Trust Account	$9,417,973	$6,081,124
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, Business Combination and financing thereof and business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 E of the Exchange Act. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. We have based these forward-looking statements on our management’s current expectation and projections about future events, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Our IPO Registration Statement became effective on May 1, 2025. On May 6, 2025, we consummated our Initial Public Offering of 28,750,000 Units, including 3,750,000 Units issued pursuant to the full exercise of the over-allotment option. Each Unit consists of one Class A ordinary share and one-quarter of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $287,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to that certain private placement units purchase agreement, dated May 1, 2025, by and between the Company and our Sponsor (the “Private Placement Units Purchase Agreement”), we completed the sale of 725,000 Private Placement Units to the Sponsor in the private placement at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), generating gross proceeds to us of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $287,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until August 6, 2026 (27 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require special purpose acquisition companies (such as us) to complete our initial Business Combination within 36 months following the effective date of our IPO Registration Statement. If we do not meet such 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

PlusAI Business Combination

On June 5, 2025, the Company entered into the Merger Agreement (as amended by Amendment No. 1 and Amendment No. 2 and as may be further amended, modified, supplemented or waived from time to time) with Merger Sub I, Merger Sub II and PlusAI. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and a wholly-owned subsidiary of the Company in the First Merger, and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity in the Second Merger. The proposed Mergers are expected to be consummated following the receipt of the required approval by the shareholders of the Company and PlusAI and the satisfaction or waiver of certain other closing conditions set forth in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, certain stockholders of PlusAI entered into Voting and Support Agreements (each, a “Plus Voting and Support Agreement”) with the Company and PlusAI. Under the terms of the Plus Voting and Support Agreements, such PlusAI stockholders have agreed, among other things, to deliver written consents to adopt the Merger Agreement and approve and the transactions contemplated by the Merger Agreement (the “Transactions”), and to vote or consent in opposition to alternative transactions and other matters that could reasonably be expected to materially delay or impair the ability of PlusAI to consummate the Transactions. In addition, each PlusAI stockholder party to a Plus Voting and Support Agreement has agreed to refrain from exercising any dissenters’ rights under applicable law. The Plus Voting and Support Agreements also contain certain restrictions on the transfer of the shares of stock of PlusAI held by such stockholders prior to the closing of the Transactions, subject to certain exceptions.

In connection with the execution of the Merger Agreement, the Company amended and restated that certain letter agreement, dated May 1, 2024, by and among the Company, the Sponsor and each of the persons undersigned thereto (the “Insiders”) (as amended by Amendment No. 1 dated September 18, 2025 and as may be further amended, modified, supplemented or waived from time to time, the “Amended and Restated Sponsor Agreement”), pursuant to which each of the Sponsor and the Insiders agreed to, among other things, (i) certain voting covenants in connection with the Transactions, and (ii) the waiver of certain anti-dilution rights with respect to the Founder Shares.

The foregoing descriptions of the Merger Agreement, the Plus Voting and Support Agreement and the Amended and Restated Sponsor Agreement are not complete and are qualified in their entirety by reference to the Merger Agreement, the Plus Voting and Support Agreement and the Amended and Restated Sponsor Agreement incorporated by reference to Exhibits 2.1, 10.2 and 10.1, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 18, 2023 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with attempting to complete the PlusAI Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,323,436 , which includes $3,239,348 of interest income earned on Trust Account, offset by $915,912 of general and administrative costs.

For the three months ended September 30, 2024, we had net income of $3,562,356, which includes $3,820,235 of interest income earned on Trust Account, offset by $257,879 of general and administrative costs.

For the nine months ended September 30, 2025, we had net income of $5,879,945 , which includes $9,417,973 of interest income earned on Trust Account, offset by $3,538,028 of general and administrative costs.

For the nine months ended September 30, 2024, we had net income of $5,500,991, which includes $6,081,124 of interest income earned on Trust Account, offset by $580,133 of general and administrative costs.

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

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units. Additionally, to fund working capital, the Company has permitted withdrawals available from the Trust Account up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes, and had no further amounts available for permitted withdrawals until May 6, 2025, which was the 1-year anniversary of the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company withdrew another $1,000,000 in interest from the Trust Account for working capital purposes, and has no further amounts available for permitted withdrawals until May 6, 2026, which is the 2-year anniversary of the Initial Public Offering. As of September 30, 2025, no further amounts are available for withdrawal until May 6, 2026.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate the Business Combination will be successful. Moreover, the Company will need to obtain additional financing either to complete its Business Combination or because the Company will become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition and mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently August 6, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On July 30, 2025, the Company entered into a Director Agreement with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three and nine months ended September 30, 2025, the Company incurred $56,250 and $108,750 in fees related to the Director Agreements, respectively, and $56,250 is included in accrued expenses within the condensed consolidated balance sheets.

Upon the completion of our initial Business Combination, the underwriters are entitled to a deferred underwriting commission of 3.5% on the Units sold in the Initial Public Offering, or up to $10,062,500 in the aggregate, subject to the terms of the Initial Public Offering underwriting agreement.

On June 4, 2025, the Company entered into an Advisory Agreement with the underwriter to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the advisor will be entitled to a cash fee of $7,000,000 (the “fee”), payable at the closing of the Business Combination. At the discretion of the Company and PlusAI, the Company and PlusAI in their sole discretion can pay up to an additional $3,000,000 fee in connection with the underwriter’s performance. The underwriter is also entitled to reimbursement of reasonable incurred expenses that shall not exceed $500,000 without the Company’s prior written consent. If the fee in connection with the Advisory Agreement is paid, the underwriter waives its right to its portion of the deferred underwriting fee pursuant to that certain Underwriting Agreement, dated May 1, 2024. As the fee is contingent on the closing of a Business Combination that is not considered probable as of September 30, 2025, no expense has been recorded.

On June 5, 2025, the Company entered into the Merger Agreement (as amended by Amendment No. 1 and Amendment No. 2 and as may be further amended, modified, supplemented or waived from time to time), by and among the Company, Merger Sub I, Merger Sub II and PlusAI. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into the PlusAI, with PlusAI continuing as the surviving corporation and a wholly-owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.

Critical Accounting Estimates and Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company early adopted ASU 2025-03 on July 1, 2025. ASU 2025-03 impacts the accounting for the de-SPAC Transaction.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, or any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our final prospectus for the Initial Public Offering, in our Annual Report on Form
10-K
for the year ended December 31, 2024, filed with the SEC on March 31, 2025, in our Quarterly Report on Form
10-Q
for quarter ended March 31, 2025, filed with the SEC on May 13, 2025 and in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2025, filed with the SEC on August 13, 2025, except as set forth below:
Delays in the government budget process or a government shutdown may materially adversely affect the Company’s ability to complete its initial Business Combination, including the PlusAI Business Combination, or the operations of the post-closing company following the PlusAI Business Combination.
Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown occurs (which it has since October 1, 2025), and the SEC remains closed for a prolonged period of time, the Company may not be able to complete its initial Business Combination, including the PlusAI Business Combination, particularly if the SEC is unable to timely review the Company’s filings, or those of a target business or other entity that relate to the Company’s initial Business Combination, or to declare such filings effective to the extent required or as may be applicable. Additionally, following consummation of the Company’s initial Business Combination, including the PlusAI Business Combination, the post-closing company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act)
adopted or terminated any “Rule
10(b)5-1
trading arrangement” or any
“non-Rule
10(b)5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Additional Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of September 8, 2025, by and among Churchill Capital Corp IX, AL Merger Sub I, Inc., AL Merger Sub II, LLC and Plus Automation, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4 filed with the SEC on September 19, 2025).

2.2	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated as of September 18, 2025, by and among Churchill Capital Corp IX, AL Merger Sub I, Inc., AL Merger Sub II, LLC and Plus Automation, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Form S-4 filed with the SEC on September 19, 2025).

10.1	Amendment No. 1 to the Sponsor Agreement, dated as of September 18, 2025, by and among Churchill Capital Corp IX, Churchill Sponsor IX LLC and certain individuals who serve on Churchill Capital Corp IX’s board of directors and/or management team. (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed with the SEC on September 19, 2025).

10.2	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

101.LAB*	XBRL Taxonomy Extension Labels Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP IX

Date: November 12, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)