Form 10-K
period 2025-12-31
Churchill Capital Corp IX/Cayman
filed 2026-02-05
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number: 001-42041

CHURCHILL CAPITAL CORP IX
(Exact name of registrant as specified in its charter)

Cayman Islands	86-1885237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 380-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-quarter of one redeemable Warrant	CCIXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CCIX	The Nasdaq Stock Market LLC
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	CCIXW	The Nasdaq Stock Market LLC
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
the registrant,
computed
by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $302,450,000.
As of February 5, 2026, there were 29,475,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,187,500 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial Business Combination, including the PlusAI Business Combination (as defined below);

•	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of PlusAI (as defined below);

•	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

•	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

•	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

•	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

•	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

•	our public securities’ potential liquidity and trading;

•	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	our Trust Account potentially being subject to claims of third parties;

•

the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

•

the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

•	our financial performance; or

•	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

•	“2025 AGM” are to our annual general meeting of shareholders held on December 19, 2025;

•	“Administrative Support Agreement” are to the Administrative Support Agreement, dated May 1, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

•	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

•	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

•	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of May 1, 2024;

•	“Closing” are to the closing of the PlusAI Business Combination;

•	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

•

“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 6, 2026 (or August 6, 2026, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 6, 2026, such as the PlusAI Business Combination), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

•	“Company,” “our,” “we,” or “us” are to Churchill Capital Corp IX, a Cayman Islands exempted company;

•	“Compensation Committee” are to the compensation committee of our Board of Directors;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

•	“Deferred Fee” are to the additional fee of $10,062,500 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

•

“Director Agreements” are to the Director Agreement, dated July 30, 2025, which we entered into with each of our independent directors, and pursuant to which we agreed to pay each director a cash compensation of $75,000 per annum;

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

•

“First PlusAI Merger Agreement Amendment” are to Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 8, 2025, which we entered into with (i) PlusAI and (ii) the Merger Subs (as defined below);

•

“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 6, 2024;

•	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on December 18, 2023;

•	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 22, 2024, as amended, and declared effective on May 1, 2024 (File No. 333-278192);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“Letter Agreement” are to the Letter Agreement, dated May 1, 2024, which we entered into with our Sponsor and our directors and officers;

•	“Management” or our “Management Team” are to our executive officers;

•	“Merger Sub I” are to AL Merger Sub I, Inc., a Delaware corporation and our direct, wholly-owned subsidiary;

•	“Merger Sub II” are to AL Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly-owned subsidiary;

•	“Merger Subs” are to Merger Sub I and Merger Sub II, together;

•	“Nasdaq” are to The Nasdaq Stock Market LLC;

•

“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

•	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

•	“Option Units” are to the 3,750,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

•

“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

•	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

•

“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•

“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

•	“PlusAI Business Combination” are to the transactions contemplated by the PlusAI Merger Agreement and the related ancillary documents, collectively;

•	“PlusAI” are to Plus Automation, Inc., a Delaware corporation;

•

“PlusAI Merger Agreement” are to the Agreement and Plan of Merger and Reorganization, dated June 5, 2025 and as amended by the (x) First PlusAI Merger Agreement Amendment and (y) Second PlusAI Merger Agreement Amendment (as defined below), which we entered into with (i) PlusAI and (ii) the Merger Subs;

•

“PlusAI Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the PlusAI Business Combination, initially filed with the SEC on September 19, 2025, as amended, and declared effective on January 12, 2026 (File No. 333-290370);

•	“Post-Closing Company” are to PlusAI Holdings, Inc., the public entity (formerly named Churchill Capital Corp IX) following the consummation of the PlusAI Business Combination;

•

“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

•	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor in the Private Placement;

•	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

•	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 1, 2024, which we entered into with our Sponsor;

•	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

v

•

“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

•

“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-quarter of one Public Warrant (as defined below);

•

“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.70 per Public Share as of December 31, 2025 (before taxes payable, if any);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 1, 2024, which we entered into with the Sponsor and the other holders party thereto;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

•

“Second PlusAI Merger Agreement Amendment” are to Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 18, 2025, which we entered into with (i) PlusAI and (ii) the Merger Subs;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPAC” are to a special purpose acquisition company;

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

•

“Trust Account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 1, 2024, which we entered into with Continental, as trustee of the Trust Account;

•	“Underwriters” are to the several underwriters of the Initial Public Offering;

•	“Underwriting Agreement” are to the Underwriting Agreement, dated May 1, 2024, which we entered into with Citigroup Global Markets Inc., as representative of the Underwriters;

•	“Units” are to the Private Placement Units and the Public Units, together;

•

“Warrant Agreements” are to the (i) Public Warrant Agreement, dated May 1, 2024, which we entered into with Continental, as Public Warrant agent and (ii) Private Warrant Agreement, dated May 1, 2024, which we entered into with Continental, as Private Placement Warrant agent, together;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

•

“WCL Conversion Units” are the units of our Company that may be issued upon conversion of the total principal amount of the WCL Promissory Note (as defined below) on the date of a Business Combination;

•

“WCL Promissory Note” are to the unsecured promissory note we issued to the Sponsor on December 2, 2025 in the aggregate principal amount of up to $1,500,000 for Working Capital Loans (as defined below) the Sponsor may make to us;

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on December 18, 2023 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the PlusAI Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on May 1, 2024. On May 6, 2024, we consummated our Initial Public Offering of 28,750,000 Public Units, including 3,750,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-quarter of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $287,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 725,000 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $287,500,000, comprised of $283,558,750 of the proceeds from the Initial Public Offering (which amount includes the Deferred Fee of $10,062,500) and $3,941,250 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management to complete our initial Business Combination. We must complete our initial Business Combination by May 6, 2026 (or by August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination, such as the PlusAI Merger Agreement, by May 6, 2026), the end of our Combination Period. If our initial Business Combination is not consummated by (i) the end of our Combination Period, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

PlusAI Business Combination

The below subsection describes the material provisions of the PlusAI Merger Agreement, but does not purport to describe all the terms thereof. This summary of the PlusAI Merger Agreement is qualified in its entirety by reference to the complete text of the PlusAI Merger Agreement, First PlusAI Merger Agreement Amendment and Second PlusAI Merger Agreement Amendment, copies of which are filed with the Report as Exhibits 2.1, 2.2 and 2.3, respectively, and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the PlusAI Merger Agreement. Unless otherwise indicated, this Report does not assume the Closing.

General Description of the PlusAI Merger Agreement

On June 5, 2025, we entered into the PlusAI Merger Agreement with (i) PlusAI and (ii) the Merger Subs. Pursuant to the PlusAI Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and our wholly-owned subsidiary (the “First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The PlusAI Business Combination is expected to be consummated following the receipt of the required approval by the shareholders of our Company and PlusAI, and the satisfaction or waiver of certain other closing conditions set forth in the PlusAI Merger Agreement.

On September 8, 2025, we entered into the First PlusAI Merger Agreement Amendment with (i) PlusAI and (ii) the Merger Subs to clarify that shares of PlusAI Common Stock (as defined below) issued as a result of the exercise of PlusAI Options (as defined below) issued pursuant to a certain PlusAI compensation plan will be exchanged, at the Closing of the Mergers, for the right to receive shares of SPAC Class B Common Stock (as defined below) equal to the Exchange Ratio (as defined below).

On September 18, 2025, we entered into the Second PlusAI Merger Agreement Amendment with (i) PlusAI and (ii) the Merger Subs to remove the closing condition that we must have $100 million in Available Closing SPAC Cash.

The Domestication

Subject to obtaining the required shareholder approvals and at least one day prior to the time of the Closing (the date on which the Closing occurs, the “Closing Date”) of the Mergers, we will deregister as a Cayman Islands exempted company and transfer by way of continuation to and domesticate as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). In connection with the Domestication, we will file with the Secretary of State of the State of Delaware a certificate of incorporation (the “Domesticated SPAC Charter”). Among other things, the Domesticated SPAC Charter will change our name to “PlusAI Holdings, Inc.” (such company after the Domestication, “Domesticated SPAC”) and set forth the rights and preferences of the equity interests of Domesticated SPAC, including following the completion of the Mergers.

Immediately prior to the Domestication, each of our then issued and outstanding Class B Ordinary Shares, will be converted, on a one-for-one basis, into our Class A Ordinary Shares. Pursuant to the Domestication: (i) each of the then issued and outstanding Class Ordinary A Shares will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of Domesticated SPAC (the “SPAC Class A Common Stock”); (ii) each of the then issued and outstanding Warrants will convert automatically into a warrant to acquire a corresponding number of shares of SPAC Common Stock (as defined below), on a one-for-one basis, pursuant to the Warrant Agreements (each warrant, a “SPAC Warrant”); and (iii) each of our then issued and outstanding Units will be canceled and each holder will be entitled to one share of SPAC Common Stock and one-quarter of one Domesticated SPAC Warrant.

Consideration

The value of the aggregate consideration to be paid to the stockholders and vested equityholders of PlusAI at the Closing will be based on a pre-money equity value of PlusAI of $1,200,000,000, subject to certain closing adjustments set forth in the PlusAI Merger Agreement, including as increased by an amount equal to the net proceeds raised by PlusAI pursuant to a bona fide equity financing transaction prior to the Closing (such aggregate consideration, the “Equity Value”). The Equity Value will be used to calculate the Exchange Ratio. Each outstanding share of capital stock of PlusAI, subject to certain exceptions set forth in the PlusAI Merger Agreement, will be cancelled and converted into the right to receive consideration as a result of the Mergers in the form of shares of SPAC Class A Common Stock based on the Exchange Ratio, which entitle the holder to one vote per share in matters submitted to the stockholders of Domesticated SPAC for approval. For regulatory purposes, each outstanding share of capital stock that currently entitles the holder to one-quarter (1/4th) of a vote per share in matters submitted to stockholders of PlusAI, subject to certain exceptions set forth in the PlusAI Merger Agreement, will be cancelled and converted into the right to receive consideration as a result of the Mergers in the form of shares of Class B common stock, par value $0.0001 per share, of Domesticated SPAC based on the Exchange Ratio (the “SPAC Class B Common Stock” and, together with the SPAC Class A Common Stock, the “SPAC Common Stock”), which entitle the holder to one-quarter (1/4th) of a vote per share in matters submitted to stockholders of Domesticated SPAC. The “Exchange Ratio” will be equal to (i) (A) the Equity Value divided by (B) (x) the total number of shares of common stock of PlusAI (“PlusAI Common Stock”) outstanding as of immediately prior to the Mergers (after giving effect to the conversion of each share of preferred stock of PlusAI and simple agreement for future equity instrument of PlusAI into shares of PlusAI Common Stock, in accordance with their respective terms, prior to the Closing), (y) the total number of shares of PlusAI Common Stock issuable in respect of outstanding options to purchase shares of PlusAI (“PlusAI Options”) or restricted stock units of PlusAI (“PlusAI RSUs”), in each case to the extent outstanding and vested as of immediately prior to the Mergers or vesting as a result of the Mergers, and (z) the total number of shares of capital stock of PlusAI issuable in respect of outstanding warrants to purchase shares of PlusAI, on an as-converted to PlusAI Common Stock basis (on a net issuance basis), in each case to the extent outstanding and vested as of immediately prior to the Mergers, divided by (ii) $10.00.

In addition, during the five-year period following the Closing (the “Earnout Period”), the Domesticated SPAC will issue to eligible holders of pre-Closing securities of PlusAI up to 15,000,000 additional shares of SPAC Common Stock in the aggregate (the “Earnout Consideration”), subject to certain adjustments set forth in the PlusAI Merger Agreement. The Earnout Consideration is issuable in three equal tranches of 5,000,000 shares of SPAC Common Stock, subject to adjustments, upon the satisfaction of certain price targets set forth in the PlusAI Merger Agreement, which price targets will be based upon (a) the dollar volume-weighted average price of one share of SPAC Class A Common Stock on the principal securities exchange or securities market on which the shares of SPAC Class A Common Stock are then traded (“VWAP”), for any fifteen trading days within any one hundred eighty consecutive trading day period within the Earnout Period or (b) if the Domesticated SPAC undergoes a change of control, the price per share received by its stockholders in such change of control transaction (or if consideration is not received by its stockholders, the price per share implied by such transaction).

Treatment of Equity Awards of PlusAI

As a result of the Mergers, all vested and unvested PlusAI Options outstanding as of immediately prior to the Mergers will be assumed by the Domesticated SPAC, and will become options to purchase shares of SPAC Common Stock on the same terms and conditions (including applicable vesting, exercise, termination and expiration provisions) as are in effect with respect to PlusAI Options immediately prior to the Mergers (each, an “Exchanged Option”). Each Exchanged Option will represent the right to acquire the whole number of shares of SPAC Common Stock equal the product of the number of shares of PlusAI Common Stock that were subject to such option immediately prior to the Mergers, multiplied by the Exchange Ratio, and such Exchanged Option’s per-share exercise price will be equal the quotient of the exercise price per share of PlusAI Common Stock immediately prior to the Mergers divided by the Exchange Ratio, subject to rounding.

As a result of the Mergers, all PlusAI RSUs outstanding as of immediately prior to the Mergers will be assumed and converted into restricted stock units with respect to SPAC Class A Common Stock on the same terms and conditions (including applicable vesting, settlement, and termination provisions) as are in effect with respect to each such award of PlusAI RSUs immediately prior to the First Effective Time (each, an “Exchanged RSU”). Each Exchanged RSU will represent the number of shares of SPAC Class A Common Stock equal the product of the number of whole shares of PlusAI Common Stock that were subject to such award of PlusAI RSUs immediately prior to the Mergers multiplied by the Exchange Ratio, subject to rounding.

Representations and Warranties; Covenants

The PlusAI Merger Agreement contains customary representations, warranties and covenants made by each of PlusAI and our Company, including, among others, covenants providing for (i) the operation of the parties’ respective businesses during the interim period between the execution of the PlusAI Merger Agreement and prior to the Closing, (ii) our and PlusAI’s efforts to satisfy conditions to the Closing, (iii) our Company and PlusAI to cease discussions for alternative transactions, (iv) our Company to prepare and file the PlusAI Registration Statement for the purpose of soliciting proxies from our shareholders to vote on certain matters related to the PlusAI Business Combination (the “SPAC Stockholder Matters”), including adoption of the PlusAI Merger Agreement and approval of the PlusAI Business Combination, approval of the Domestication (including adoption of the Domesticated SPAC Charter upon such Domestication), approval of the issuance of SPAC Common Stock in connection with the PlusAI Business Combination and certain other matters at an extraordinary general meeting called of our shareholders (the “EGM”) and (v) PlusAI to solicit approval of certain matters by the stockholders of PlusAI by written consent, including adoption of the PlusAI Merger Agreement and approval of the PlusAI Business Combination (the “PlusAI Stockholder Matters”).

Conditions to Closing

The Closing is subject to customary closing conditions for SPAC transactions, including, among others: (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) no order by a governmental authority preventing, materially restraining, enjoining or otherwise prohibiting the consummation of the PlusAI Business Combination or law being in force that prevents or materially restraints the consummation of the PlusAI Business Combination; (iii) Churchill having at least $5,000,001 of net tangible assets as of the Closing; (iv) approval by our shareholders of the SPAC Stockholder Matters; (v) approval by PlusAI’s stockholders of the PlusAI Stockholder Matters; (vi) the adoption and execution of any organizational documents or agreements necessary to give effect to the governance arrangements contemplated by the PlusAI Merger Agreement and the other transaction documents contemplated therein; (vii) shares of the SPAC Class A Common Stock being listed on the Nasdaq or other stock exchange mutually agreed between us and PlusAI and (viii) the PlusAI Registration Statement becoming effective in accordance with the Securities Act.

Additionally, the obligation of PlusAI to consummate the PlusAI Business Combination are also conditioned upon, among other things, (i) the amount of cash available in our Trust Account (after reduction for the aggregate amount of our Public Shareholder redemptions payable by us in connection with the PlusAI Business Combination, but before the payment of transaction expenses) plus the net proceeds of any incremental financing raised by us or PlusAI in connection with the PlusAI Business Combination, including any amounts raised or funded through a Permitted Financing, being at least equal to $100,000,000 as of the Closing (such condition, the “Minimum Cash Condition”) and (ii) no SPAC Material Adverse Effect having occurred with respect to our Company that is continuing.

Further, our obligation to consummate the PlusAI Business Combination are also conditioned upon, among other things, (i) the period for stockholders of PlusAI to demand dissenters’ rights with respect to the Mergers under Delaware law shall have expired, and no holder or holders, individually or in the aggregate, beneficially owning more than 5% of outstanding shares of PlusAI, on an as-converted to PlusAI Common Stock basis, will have properly exercised dissenters’ rights with respect to the Mergers under Delaware law or validly exercised similar rights under PlusAI’s organizational documents as of the Closing, and (ii) no Material Adverse Effect (as defined in the PlusAI Merger Agreement) have occurred with respect to PlusAI that is continuing.

Termination

The PlusAI Merger Agreement may be terminated in customary circumstances set forth in the PlusAI Merger Agreement, including, among others: (i) by mutual written consent of our Company and PlusAI; (ii) by either our Company or PlusAI if the PlusAI Business Combination is not consummated on or before February 17, 2026; (iii) by either our Company or PlusAI if the consummation of the Mergers is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statute, rule or regulation; (iv) by either our Company or PlusAI if the other party has breached any of its covenants, agreements, representations or warranties which would result in the failure of certain conditions to be satisfied at the Closing, subject to cure rights; (v) by either our Company or PlusAI if, at the EGM, the PlusAI Business Combination and the other SPAC Stockholder Matters required to consummate the PlusAI Business Combination shall fail to be approved by holders of our outstanding Ordinary Shares; or (vi) by our Company if PlusAI fails to obtain the written consent of PlusAI’s stockholders holding the requisite number of shares of capital stock of PlusAI necessary to approve PlusAI Stockholder Matters within 48 hours of the PlusAI Registration Statement being declared effective.

Related Agreements

PlusAI Voting and Support Agreement

Concurrently with the execution of the PlusAI Merger Agreement, certain stockholders of PlusAI entered into Voting and Support Agreements (each, a “PlusAI Voting and Support Agreement”), in their capacity as such. Under the terms of the PlusAI Voting and Support Agreements, such stockholders of PlusAI have agreed, among other things, to deliver written consents to adopt the PlusAI Merger Agreement and approve and the PlusAI Business Combination, and to vote or consent in opposition to alternative transactions and other matters that could reasonably be expected to materially delay or impair the ability of PlusAI to consummate the PlusAI Business Combination. The stockholders of PlusAI party to PlusAI Voting and Support Agreements hold sufficient shares of stock of PlusAI to effect PlusAI Stockholder Approval. In addition, each PlusAI stockholder party to a PlusAI Voting and Support Agreement has agreed to refrain from exercising any dissenters’ rights under applicable law. PlusAI Voting and Support Agreements also contain certain restrictions on the transfer of the shares of stock of PlusAI held by such stockholders prior to the Closing, subject to certain exceptions.

Amended and Restated Registration Rights Agreement

Effective upon the Closing of the Mergers, the Registration Rights Agreement will be amended and restated, and our Company, Sponsor and certain persons and entities receiving SPAC Common Stock in connection with the Mergers (the “New Holders” and, together with Sponsor, the “Reg Rights Holders”) will be parties to an Amended and Restated Registration Rights Agreement, attached as Exhibit E to the PlusAI Merger Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Post-Closing Company will agree to use commercially reasonable efforts to (i) file with the SEC (at its sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders within 15 business days after the Closing (the “Resale Registration Statement”) and (ii) cause the Resale Registration Statement to become effective as soon as reasonably practicable after the filing thereof, but in no event later than the 105th calendar day (or 165th calendar day if the SEC notifies the Post-Closing Company that it will “review” the Resale Registration Statement) after the Closing Date. In certain circumstances, the Reg Rights Holders may demand in the aggregate up to 3 underwritten offerings and will be entitled to customary piggyback registration rights.

Pursuant to the A&R Registration Rights Agreement, the New Holders have agreed not to transfer their respective shares for a period of 180 days following the Closing Date; however, such transfer restrictions terminate as to (a) 50% of such holder’s shares upon the earlier of 180 days after the Closing and the date on which the VWAP of the SPAC Class A Common Stock equals or exceeds $12.00 per share during any 15 trading days within any 180 consecutive trading day period following the Closing, and (b) 50% of such holder’s shares upon the earlier of 360 days after the Closing and the date on which the VWAP of the SPAC Class A Common Stock equals or exceeds $14.00 per share during any 15 trading days within any 360 consecutive trading day period following the Closing, subject to certain exceptions to the termination of transfer restrictions with respect to shares of SPAC Common Stock issued as Earnout Consideration or held directly or indirectly by certain founder executives of PlusAI. Similar transfer restrictions will apply to the shares of SPAC Common Stock issued to former securityholders of PlusAI in connection with the Mergers pursuant to the Bylaws of Domesticated SPAC in effect following the Domestication and the Closing.

Amended and Restated Sponsor Agreement

In connection with the execution of the PlusAI Merger Agreement, we amended and restated the Letter Agreement (the “Amended and Restated Sponsor Agreement”), pursuant to which each of the Sponsor and each of the persons undersigned thereto (the “Insiders”) agreed to, among other things: (i) (a) to vote any of such Insider’s Ordinary Shares in favor of the adoption and approval of the PlusAI Merger Agreement and approval of the PlusAI Business Combination and all other SPAC Stockholder Matters), (b) against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach of any representation, warranty, covenant, obligation or agreement of our Company contained in the PlusAI Merger Agreement, (c) in favor of any proposal to adjourn or postpone the EGM to a later date if (and only if) (1) there are not sufficient votes to approve and adopt any of the matters described in clause (a) above on the dates on which such EGM is held or proposed to be held or (2) the Minimum Cash Condition has not been satisfied, and (d) against the following actions or proposals: (1) any Business Combination Proposal (as defined in the Amended and Restated Sponsor Agreement) or any proposal in opposition to approval of the PlusAI Merger Agreement or in competition with or inconsistent with the PlusAI Merger Agreement and (2) (A) any change in the present capitalization of our Company or any amendment of the governance documents of our Company or the Domesticated SPAC, except (x) as contemplated by clause (a) above or (y) to the extent expressly contemplated by the PlusAI Merger Agreement, (B) any liquidation, dissolution or other change in our corporate structure or business (other than as may be proposed pursuant to a proxy statement in connection with an extension of our Combination Period), (C) any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any material respect of any representation, warranty, covenant, obligation or agreement of the Sponsor or any Insider under the Amended and Restated Sponsor Agreement, or (D) any other action or proposal involving our Company or any of our subsidiaries that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the PlusAI Business Combination (excluding, for the avoidance of doubt, any action taken in connection with any valid action taken by our Company to terminate the PlusAI Merger Agreement in accordance with the terms thereof) and (ii) not to redeem, elect to redeem or tender or submit any of our Ordinary Shares or SPAC Common Stock for redemption in connection with any of the stockholder approvals or proposals described in clause (i) above, or in connection with any vote to amend the governance documents of our Company or the Domesticated SPAC.

Pursuant to the Amended and Restated Sponsor Agreement, but subject to the consummation of the Mergers, the Sponsor and each Insider agreed to waive all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the PlusAI Merger Agreement.

On September 18, 2025, our Company, the Sponsor and the Insiders further amended the Amended and Restated Sponsor Agreement (the “Sponsor Agreement Amendment”) to remove certain provisions of the Amended and Restated Sponsor Agreement that would have required 1,078,125 Founder Shares held by the Sponsor to become unvested as of the Closing and vested upon the occurrence of certain conditions or forfeited.

The Amended and Restated Sponsor Agreement, form of PlusAI Voting and Support Agreement, form of A&R Registration Rights Agreement and Sponsor Agreement Amendment are filed herein as Exhibits 10.9, 10.10, 10.11 and 10.12, respectively, and are incorporated herein by reference, and the foregoing descriptions of the PlusAI Voting and Support Agreement, A&R Registration Rights Agreement, Amended and Restated Sponsor Agreement and Sponsor Agreement Amendment are qualified in their entirety by reference thereto.

Management Team

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

M. Klein and Company has established an entity within the firm, Archimedes Advisors LLC, which consists of operating partners (“Strategic and Operating Partners”) who assist us in sourcing potential acquisition targets and creating long-term value in the Business Combination for us. These Strategic and Operating Partners are comprised of former senior operating executives of leading S&P 500 companies across multiple sectors and industries, including consumer, industrial, materials, energy, mining, chemicals, finance, data, software, enterprise technology, and media. With our breadth of sector coverage and deep operational expertise, we believe we can review a wide range of targets to find the most attractive target for our shareholders. Each Operating Partner has held senior leadership positions with companies where they have a proven strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries. In addition to assisting in the sourcing of a potential transaction, one Operating Partner is expected to join the acquired company as a director or in another senior executive capacity in order to enhance shareholder value by improving the operational performance of the company and undertaking broader strategic initiatives.

To best align the incentives of the Strategic and Operating Partners with our shareholders, each Operating Partner will be eligible to share in a portion of the appreciation in Founder Shares and Private Placement Units, provided that we successfully complete a Business Combination. The Operating Partner that takes on a director, substantial senior executive, or operating role at the acquired company, on a post-Business Combination basis, will acquire additional Founder Shares from M. Klein and Company and will have a vesting schedule that is highly aligned with shareholder interests by requiring value creation for shareholders. Strategic and Operating Partners will not receive any cash compensation from us prior to a Business Combination. We believe that the combination of our Management Team, M. Klein and Company and its Strategic and Operating Partners and our Board of Directors is an innovative approach to identifying potential high quality Business Combination targets and aligns incentives with our shareholders, providing us with distinctive and differentiated capabilities to create shareholder value.

With respect to the foregoing experiences of our Management, M. Klein and Company and our Strategic and Operating Partners, past performance is not a guarantee of success with respect to any Business Combination we may consummate. Our shareholders should not rely on the historical record of our Management’s, M. Klein and Company’s or our Strategic and Operating Partners’ performance as indicative of our future performance.

Business Strategy

Our strategy is to:

•	leverage the strategic and transactional experience of our founder to bring advice and attention to potential Business Combination targets;

•	deliver creative approaches to transaction sourcing; and

•	utilize an understanding of global financial markets and events, financing, and overall corporate strategy options.

Our selection process leverages our founder’s and our Strategic and Operating Partners’ network of industry, venture capital sponsor, private equity sponsor, credit fund sponsor and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We deploy a proactive, thematic sourcing strategy and focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Members of our Management Team, M. Klein and Company, our Strategic and Operating Partners are communicating with their network of relationships to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and we have begun the disciplined process of pursuing and reviewing promising leads.

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

The Strategic and Operating Partners have experience in:

•	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent; and

•	acquiring and integrating companies; and

•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our Management Team, M. Klein and Company and the Strategic and Operating Partners provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise, such as PlusAI. We may also have the benefit of using M. Klein and Company, or another affiliate of our Sponsor, as a financial advisor on our Business Combinations and other transactions. Our competitive strengths include the following:

•

Deep Experience of Strategic and Operating Partners. We believe that our ability to leverage the experience of the Strategic and Operating Partners, who are comprised of former senior operating executives of S&P500 companies across multiple sectors and industries, provides us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

•

Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities and connections associated with our Management Team, in combination with those of M. Klein and Company and the Strategic and Operating Partners, provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We believe that these sourcing capabilities are further bolstered by our Management Team’s, M. Klein and Company’s and the Strategic and Operating Partners’ reputation and deep industry relationships.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed herein, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the PlusAI Registration Statement.

Our Acquisition Process

In evaluating a prospective target business, such as PlusAI, we conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that are made available to us. We also utilize our transactional, financial, managerial and investment experience.

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

Our Sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. However, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, none of the Strategic and Operating Partners or their personnel are our officers or directors and therefore owe us no fiduciary duties as such. While we expect that they will continue to assist us in identifying Business Combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our Strategic and Operating Partner may have fiduciary, contractual or other obligations or duties to other organizations to present Business Combination opportunities to such other organizations rather than to us. Accordingly, if any Strategic or Operating Partner becomes aware of a Business Combination opportunity that is suitable for one or more entities to which he, she or it has fiduciary, contractual or other obligations or duties, he, she or it will honor those obligations and duties to present such Business Combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential Business Combination may be presented to another entity prior to its presentation to us.

While neither M. Klein and Company nor any of our Strategic and Operating Partners have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with the Company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Any of M. Klein and Company’s or our Strategic and Operating Partners’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of M. Klein and Company and our Strategic and Operating Partners or their respective clients or counterparties may at times be averse to ours. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of M. Klein and Company and our Strategic and Operating Partners, or policies applicable to M. Klein and Company or any of our Strategic and Operating Partners, will materially affect our ability to complete our initial Business Combination. Please see “Certain Potential Conflicts of Interest Relation to M. Klein and Company” below for additional information regarding certain potential conflicts of interest relating to M. Klein and Company and our Strategic and Operating Partners.

Our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers, directors, M. Klein and Company and our Strategic and Operating Partners could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. M. Klein and Company, Mr. Klein and the Strategic and Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Strategic and Operating Partners involved with a particular blank check company.

Initial Business Combination

So long as we maintain a listing for our securities on Nasdaq, the Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes paid or payable on the income earned on the Trust Account, if any, and such test, the “80% Test”) at the time of execution of the definitive agreement for such Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

Our Amended and Restated Articles requires the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial Business Combination.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders will own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of PlusAI was substantially in excess of 80% of the funds in the Trust Account and that the 80% Test was therefore satisfied.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. Please see “Risk Factors Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in our IPO Registration Statement.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $307,617,399 (before redemptions, any Permitted Withdrawals, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations prior to the consummation of our initial Business Combination. We intend to effectuate our initial Business Combination using the proceeds held in our Trust Account, our shares, debt or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other businesses or assets or for working capital.

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

See “PlusAI Business Combination” above and the PlusAI Registration Statement for more information on the equity and financing arrangements in connection with the PlusAI Business Combination.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any M. Klein and Company or any of our Strategic and Operating Partners. While PlusAI is not affiliated with our Sponsor, officers, directors or advisors, in the event we do not consummate the PlusAI Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with M. Klein and Company, any of our Strategic and Operating Partners, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals.

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

Selection of a Target Business and Structuring of our Initial Business Combination

The 80% Test requires that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes paid or payable on the income earned on the Trust Account, if any) at the time of the agreement to enter into the initial Business Combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to the Company from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or if the post-transaction company is otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% Test.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management assess the risks inherent in a particular target business with which we may combine, including PlusAI, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as PlusAI. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial Business Combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of PlusAI, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the PlusAI Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including in connection with the PlusAI Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination, including the PlusAI Business Combination.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements (as is the case with the PlusAI Business Combination as currently contemplated) or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

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

See “PlusAI Business Combination” above and the PlusAI Registration Statement for more information on the requisite approvals in connection with the PlusAI Business Combination.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Such a purchase would include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

The purpose of any such purchases of Public Shares could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such transactions may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, directors, officers, advisors or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, directors, officers, advisors or their affiliates will be subject to restrictions in making purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

our registration statement/proxy statement filed for our Business Combination transaction, including the PlusAI Registration Statement, would disclose the possibility that our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•

if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our Business Combination transaction, including the Plus AI Registration Statement, would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of or against approving the Business Combination transaction;

•

our Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

•	the purpose of the purchases by our Sponsor, directors, officers, advisors or their affiliates;

•	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors or their affiliates on the likelihood that the Business Combination transaction will be approved;

•

the identities of our security holders who sold to our Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors or their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “PlusAI Business Combination” above and the PlusAI Registration Statement for more information on permitted purchases of our securities in connection with the PlusAI Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein. As of December 31, 2025, the Redemption Price was approximately $10.70 per Public Share (before taxes payable, if any, and Permitted Withdrawals). The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares or Private Placement Shares held by them and any Public Shares held by them in connection with the completion of our Business Combination.

See “PlusAI Business Combination” above and the PlusAI Registration Statement for more information on redemptions of our Public Shares in connection with the PlusAI Business Combination.

Limitations on Redemptions

We may be subject to a minimum cash requirement or a maximum redemption requirement that may be contained in the agreement relating to our initial Business Combination. For example, the proposed Business Combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

See “PlusAI Business Combination” above and the PlusAI Registration Statement for more information on the Minimum Cash Condition in connection with the PlusAI Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Under the Nasdaq Rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with the Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. If we structure an initial Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial Business Combination. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution of our shareholders.

If we hold a shareholder vote to approve our initial Business Combination, we will, pursuant to our Amended and Restated Articles:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval at an Ordinary Resolution for such Business Combination under Cayman Islands law and pursuant to our Amended and Restated Articles (or such higher approval threshold as may be required by Cayman Islands or other applicable law and pursuant to our Amended and Restated Articles). A quorum for such meeting will consist of the holders present in person or by proxy of shares the company representing at least one-third (1/3) of the voting power of all our issued and outstanding Ordinary Shares entitled to vote at such meeting. Our Sponsor will count toward this quorum and has agreed to vote its Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of our initial Business Combination. For purposes of seeking approval of the requisite majority of our outstanding Ordinary Shares voted, abstentions and non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in respect of such Ordinary Resolution, in addition to the Sponsor’s Founder Shares and Private Placement Shares, we would need 10,418,751, or 36.2% (assuming all outstanding shares are voted), of the 28,750,000 Public Shares currently outstanding to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares, Private Placement Shares or Public Shares held by them in connection with the completion of a Business Combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Articles:

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

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination, and instead may search for an alternate Business Combination.

Limitation on Redemptions upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination (or any later date determined by our Board of Directors) in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy solicitation materials or tender offer documents (as applicable) that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate the applicable delivery requirements. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its Public Shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination until the end of the Combination Period or until such earlier liquidation date as our Board of Directors may approve.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire without value to the holder if we fail to complete our initial Business Combination within the Combination Period.

Pursuant to the Letter Agreement, our Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to the right of holders of our Class A Ordinary Shares or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares. Pursuant to our Amended and Restated Articles, such an amendment would need to be approved by a Special Resolution.

We expect that all costs and expenses associated with implementing our liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the $2,469 (as of December 31, 2025) of proceeds and Permitted Withdrawals held outside the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the Trust Account following Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.70 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to $2,469 from the proceeds of our Initial Public Offering and Private Placement, as well as Permitted Withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and a liquidator may determine that such funds should be included in our bankruptcy or insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by Public Shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to approve an amendment to our Amended and Restated Articles (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of the initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a such Public Shareholder redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company

Our Sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein will have no duty to offer acquisition opportunities to us unless presented to him solely in his capacity as an officer or director of our Company and after he has satisfied his contractual and fiduciary obligations to other parties.

As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial Business Combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and may be directed initially to such persons rather than to us. To the fullest extent permitted by law, none of Mr. Klein, M. Klein and Company or members of our Management Team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential Business Combination of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties (including other SPACs they are or may become involved with).

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. M. Klein and Company, Mr. Klein and the Strategic and Operating Partners have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors, officers and Strategic and Operating Partners involved with a particular blank check company.

The potential conflicts described above may limit our ability to enter into a Business Combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

Additionally, we may engage one or more affiliates of our Sponsor, directors, officers, advisors and their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial Business Combination.

Not all Members of Our Management Team are Independent of M. Klein and Company

Our Management Team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. To the fullest extent permitted by law, Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as our officer or director and after he has satisfied his contractual and fiduciary obligations to other parties.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any members of our Management Team devote in any time period varies based on our current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents (as applicable) sent to shareholders, including the PlusAI Registration Statement. These financial statements may be required to be prepared in accordance with GAAP, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB.

These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business, including PlusAI. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following May 6, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

•

we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

•

we may not be able to complete our initial Business Combination, including the PlusAI Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

•	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

•

we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as PlusAI, which could compel us to restructure or abandon a particular Business Combination;

•	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

•

our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

•

as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

•

if we do not consummate the PlusAI Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

•

we may attempt to complete our initial Business Combination with a private company about which little information is available, such as PlusAI, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

•

resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

•	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

•

military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

•

changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

•	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

•

changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

•	the availability to us of funds from interest income on the Trust Account balance for Permitted Withdrawals may be insufficient to operate our business prior to the Business Combination;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

•

cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

•

if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

•

if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

•

our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

•

the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

•

the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

•

the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

•

the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

•	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

•

if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

•

if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

•	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

•

if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

•

because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

•

if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

•

our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

•

if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond May 6, 2026 before redemption from our Trust Account;

•

since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

•

our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

•

because we are not limited to evaluating a target business in a particular industry sector, if the PlusAI Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;

•	if the PlusAI Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

•

although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the PlusAI Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

•

we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

•

we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

•

unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

•

we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

•

we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

•

we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

•

we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

•

the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

•

because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

•

compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

•	the initial Business Combination may not be completed on the terms or timeline currently contemplated, or at all;

•

during the pendency of the PlusAI Merger Agreement, we may not be able to enter into a Business Combination with another party at a favorable price because of restrictions in the PlusAI Merger Agreement, which could adversely affect our business;

Risks Relating to the Post-Business Combination Company

•	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

•

the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

•

subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

•

our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

•

we may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

•

our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

•

we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

•

if our initial Business Combination, such as the PlusAI Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

•	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

•	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

•

we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

•	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

•

if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

•	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

•

if we do not complete the PlusAI Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

•

our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

•	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

•	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

•

past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

•

we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

•

our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may not join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

•

the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

•

our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

•

our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

•

members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

•	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

•	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

•

if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

•

our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

•

the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

•

if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

•

if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

•	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

•

since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

•

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•

our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

•

our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

•

the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

•

because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

•

after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

•

provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

•

our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

•	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

•

we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

•

the Warrant Agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

•	Certain provisions of the Warrant Agreements may make it more difficult for us to consummate an initial Business Combination;

•	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

•	because each Unit contains one-quarter of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

•	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

•

holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

•	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

•

the grant of registration rights to our Sponsor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

•	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

•

we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies;

•	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company;

•	the issuance of Class A Ordinary Shares upon the closing of the initial Business Combination will dilute your ownership; and

•	substantial future sales of our Class A Ordinary Shares by existing shareholders could cause the market price of our Class A Ordinary Shares to decline.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on May 13, 2025, August 13, 2025 and November 12, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to PlusAI and the PlusAI Business Combination, please see the PlusAI Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as PlusAI, may have been subject to, or may in the future be subject to, cybersecurity incidents.
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
Item 3. Legal Proceedings.
To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.
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

(b) Holders

On February 5, 2026, there were two holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Warrants.

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

(f) Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 725,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Use of Proceeds from the Initial Public Offering

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on June 7, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on December 18, 2023, formed for the purpose of effecting a Business Combination with one or more businesses. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the PlusAI Business Combination, will be successful.

Our IPO Registration Statement became effective on May 1, 2025. On May 6, 2025, we consummated our Initial Public Offering of 28,750,000 Public Units, including 3,750,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-quarter of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 725,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $287,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental, acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 6, 2026 (or by August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination, such as the PlusAI Merger Agreement, by May 6, 2026), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to our Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On January 12, 2026, the PlusAI Registration Statement was declared effective.

On January 13, 2026, we borrowed $250,000 against the WCL Promissory Note. As of the date of this Report, there is $1,250,000 available for withdrawal under the WCL Promissory Note.

On January 27, 2026, we announced that the extraordinary general meeting of our shareholders to approve the proposed PlusAI Business Combination has been rescheduled from February 3, 2026 to February 11, 2026 (the “EGM”). Our Board of Directors decided to postpone the EGM in order to allow additional time for our Company to engage with our shareholders, including following the announcement by PlusAI regarding its expanded partnership with TRATON Group (“TRATON”). For more information on the postponement of the EGM and PlusAI’s proposed partnership with TRATON, see our Current Reports on Form 8-K, as filed with the SEC on January 26, 2026 and January 27, 2026, respectively.

PlusAI Business Combination

On June 5, 2025, we entered into the PlusAI Merger Agreement with (i) PlusAI and (ii) the Merger Subs. Pursuant to the PlusAI Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and our wholly owned subsidiary, and immediately following such merger, the surviving corporation of the such merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity. The PlusAI Business Combination is expected to be consummated following the receipt of the required approval by the shareholders of our Company and PlusAI, and the satisfaction or waiver of certain other closing conditions set forth in the PlusAI Merger Agreement.

For a full description of the PlusAI Business Combination Agreement and the proposed PlusAI Business Combination, please see Item 1. “Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 18, 2023 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the PlusAI Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $8,556,703, which includes $12,494,752 of interest income earned on marketable securities and cash held in Trust Account, offset by $3,938,049 of general and administrative costs.

For the year ended December 31, 2024, we had net income of $8,791,874, which includes $9,622,647 of interest income earned on marketable securities and cash held in Trust Account, offset by $830,773 of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $287,500,00 was placed in the Trust Account. We incurred fees of $14,560,986 in the Initial Public Offering, consisting of $5,750,000 of cash underwriting fee, the Deferred Fee of $10,062,500 and $557,236 of other offering costs, which was offset by reimbursement from the Underwriters of $1,808,750.

As of December 31, 2025, 2024, we had marketable securities and cash held in the Trust Account of $307,617,399 and $296,122,647, respectively, including interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025 and 2024, we had cash held outside of the Trust Account of $2,469 and $2,412,564, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) Permitted Withdrawals, (iii) loans pursuant to the IPO Promissory Note and the WCL Promissory Note and (iv) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Permitted Withdrawals

To fund working capital, we have Permitted Withdrawals available from the Trust Account up to an annual limit of $1,000,000. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. During the year ended December 31, 2024, we withdrew $1,000,000 in interest for working capital purposes pursuant to Permitted Withdrawals, and had no further amounts available for Permitted Withdrawals until May 6, 2025, which was the one-year anniversary of the Initial Public Offering. For the year ended December 31, 2025, we withdrew another $1,000,000 in interest from the Trust Account for working capital purposes pursuant to Permitted Withdrawals, and have no further amounts available for permitted withdrawals until May 6, 2026, which is the two-year anniversary of the Initial Public Offering.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. If the Sponsor or its assigns or successors makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be converted into WCL Conversion Units at a price of $10.00 per unit at the option of the lender. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities).

On December 2, 2025, we issued the WCL Promissory Note in the aggregate principal amount of up to $1,500,000 to the Sponsor, for any Working Capital Loans the Sponsor may make to us. The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination and our liquidation. Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into WCL Conversion Units, at a conversion price of $10.00 per WCL Conversion Unit, with each WCL Conversion Unit consisting of Class A Ordinary Share and one-quarter of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. Any WCL Conversion Units (and underlying securities) will be identical to the Private Placement Units (and underlying securities). The WCL Conversion Units are entitled to registration rights. As of December 31, 2025 and 2024, we had no borrowings under the WCL Promissory Note.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. On May 6, 2024, the outstanding balance under the IPO Promissory Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, we repaid the outstanding amount of $14,295 to the Sponsor. As of December 31, 2025 and 2024, the outstanding balance on the IPO Promissory Note was $0. No additional borrowing is available under the IPO Promissory Note.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 6, 2026 (or after August 6, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination, such as the PlusAI Merger Agreement, by May 6, 2026). We intend to complete the PlusAI Business Combination before the end of the Combination Period; however, there can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on May 2, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $30,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. As of December 31, 2025 and 2024, we incurred $360,000 and $235,161, respectively, in fees for these services. As of December 31, 2025 and 2024, $30,000 and $0, respectively, were included in accrued expenses in the consolidated balance sheets of the financial statements included elsewhere in this Report.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any. On May 6, 2024, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $5,750,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering (including the Option Units)). In addition, the Underwriters agreed to reimburse us for certain expenses in connection with the Initial Public Offering. On May 6, 2024, we received a reimbursement from the Underwriters of $1,808,750 at the Initial Public Offering.

Additionally, the Underwriters are entitled to the Deferred Fee of 3.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account, which equates to $10,062,500 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Advisory Agreement

On June 4, 2025, we entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc., representative of the Underwriters (the “Advisor”), to provide capital market advisory services in connection with the completion of a Business Combination with an identified target, PlusAI. If the Plus AI Business Combination is consummated, the Advisor will be entitled to a cash fee of $7,000,000 (the “Fee”), payable at the closing of the Business Combination. At the discretion of our Company and PlusAI, our Company and PlusAI in their sole discretion may pay up to an additional $3,000,000 fee in connection with the Advisor’s performance. The Advisor is also entitled to reimbursement of reasonable incurred expenses that shall not exceed $500,000 without our prior written consent. If the fee in connection with the Advisory Agreement is paid, the Advisor waives its right to its portion of the Deferred Fee pursuant to the Underwriting Agreement. As the Fee is contingent on the closing of a Business Combination that is not considered probable as of December 31, 2025, no expense has been recorded.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units and (iii) WCL Conversion Units, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Director Agreements

On July 30, 2025, we entered into the Director Agreements with each of our three independent directors, pursuant to which, in connection with each director’s continuing service as our director, we agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the year ended December 31, 2025, we incurred $165,000 in fees related to the Director Agreements. As of December 31, 2025, $56,250 is included in accrued expenses within the consolidated balance sheet of the financial statements included elsewhere in this Report. For the year ended December 31, 2024, we did not incur any fees related to the Director Agreements.

Legal and Due Diligence Fees

On April 22, 2025, we entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, we will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at our discretion. As of December 31, 2025, we had incurred approximately $3,420,000 of fees in connection with such agreement. These fees are not reflected in the consolidated financial statements included elsewhere in this Report and will be recorded when the Business Combination is considered probable.

On May 2, 2025, we entered into an agreement for due diligence services. The total fee related to the due diligence services was $1,050,000, of which $900,000 was paid and included in the consolidated statements of operations of the consolidated financial statements included elsewhere in this Report. The remaining $150,000 is subject to customer satisfaction and due upon the consummation of a Business Combination. The remaining amount is not reflected in the consolidated financial statements included elsewhere in this Report.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain Business Combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for our annual reporting periods beginning on January 1, 2027. Early adoption is permitted. We early adopted ASU 2025-03 on July 1, 2025. ASU 2025-03 impacts the accounting for the PlusAI Business Combination.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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
Management’s Annual Report on Internal Control over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting
is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in
Item 408(a) of Regulation S-K.
Additional Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Michael Klein	62	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	59	Chief Financial Officer
Stephen Murphy	62	Director
William Sherman	62	Director
Paul D. Lapping	63	Director
The experience of our directors and executive officers is as follows:
Michael Klein
has been our Chief Executive Officer, President and the Chairman of the Board since December 2023. Mr. Klein has also been the Chief Executive Officer, President and Chairman of Churchill Capital Corp X since January 2024 and the Chief Executive Officer, President and Chairman of Churchill Capital Corp XI since June 2025. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with Claritev Inc. (f/k/a MultiPlan, Inc.), in October 2020, and Mr. Klein currently serves on the board of directors of Claritev. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein was also previously the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until November 2023, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until December 2023 and Churchill Capital Corp VII, a blank check company whose sponsor is an affiliate of MKA, until August 2024.
Mr. Klein founded and became Chief Executive Officer and Chairman of the Board of Directors of AltC Acquisition Corp., a blank check company formed in 2021. AltC Acquisition Corp. merged with Oklo, Inc. in July 2023. Mr. Klein currently serves as a member of the board of directors of Oklo Inc. Mr. Klein is the founder and managing partner of M. Klein and Company, LLC, which he founded in 2012. M. Klein and Company, LLC is a global strategic advisory firm that provides its clients with a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelor of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on our Board of Directors due to his significant investment banking and advisory experience, as well as his experience with SPACs.
Jay Taragin
has served as our Chief Financial Officer since December 2023. Mr. Taragin has also been the Chief Financial Officer of Churchill Capital Corp X since February 2024 and the Chief Financial Officer of Churchill Capital Corp XI since June 2025. Mr. Taragin is also the Chief Financial Officer of MKA which he joined in May 2019. He was previously the Chief Financial Officer of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He was also previously the Chief Financial Officer of Churchill Capital Corp V from its initial public offering until November 2023, the Chief Financial Officer of Churchill Capital Corp VI from its initial public offering until December 2023, the Chief Financial Officer of AltC Acquisition Corp from its initial public offering until May 2024 and the Chief Financial Officer of Churchill Capital Corp VII from its initial public offering until August 2024. Prior to joining MKA, Mr. Taragin served as the U.S. Scotiabank Chief Financial Officer from

2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a certified public accountant
and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.
Stephen Murphy
has served as our director since May 2024. He previously served as a Director of Churchill Capital Corp VI and VII from 2021 until 2023. Mr. Murphy has also been a Director of Churchill Capital Corp X since August 2025. Since 2023, Mr. Murphy has served as the Co-Founding Partner of Merivel Capital Partners LLP, a boutique private placement group authorized by the UK FCA. Mr. Murphy has also served as the Co-Founder and Executive Chairman of Authentic Bespoke Limited, a boutique investment group, since 2017, and serves on the boards of all of its wholly-owned subsidiaries. Mr. Murphy has significant past investment banking, principal investing, and direct entrepreneurial experience across a wide range of industries and is actively involved in a number of international businesses at board levels. Mr. Murphy is an angel investor in various technology companies which are pursuing “green” or sustainable solutions. Mr. Murphy serves as a director of various companies related to Qalaa Holdings SAE, which is involved in energy and infrastructure investments in Egypt. Mr. Murphy has also served principally as either a company director or chairman of various luxury goods companies in the UK and Ireland. Mr. Murphy was trained as a financial analyst in New York starting in 1986 and ultimately was made head of Salomon Brothers International’s M&A Group in London. He went on to become a Managing Director of Citigroup International. As a Managing Director of Citigroup International, Mr. Murphy was involved in the evaluation and execution of private and public financings and capital raising. Mr. Murphy received an M.A. from University of Dublin Trinity College. Mr. Murphy was selected to serve on our Board of Directors due to his significant financial and leadership experience.
William Sherman
has served as our director since July 2024. Since May 2025, he has served as a Director of Churchill Capital Corp X. Since December 2025, he has served as a Director of Churchill Capital Corp XI. He has served as the Executive Vice President and Chief Operating Officer of Nat Sherman Inc., a third-generation, family-owned tobacco company from 1991 to January 2017. During his time at Nat Sherman Inc., Mr. Sherman played a pivotal role in the growth of the brand, establishing it as a leading luxury product in its category. His responsibilities spanned operations, manufacturing oversight, product development, and international sales management. As a leader in small manufacturing, Mr. Sherman was actively involved in numerous industry boards. He was a vocal advocate on regulatory and legislative issues, ensuring that the industry’s interests were well represented. In 2017, Mr. Sherman successfully spearheaded the sale of Nat Sherman Inc. to Altria Group Inc., marking a significant milestone in Nat Sherman Inc.’s history. Following the sale, Mr. Sherman retired but remains actively engaged in various roles. He serves on the Statesmen Athletic Association board of Hobart and William Smith Colleges, his alma mater, and has dedicated himself to an array of investment and philanthropic efforts. Mr. Sherman received a Bachelor of Arts degree from Hobart and William Smith Colleges. Mr. Sherman was selected to serve on our Board of Directors due to his significant operational, financial and leadership experience.
Paul D. Lapping
has served as our director since August 2025. Since August 2025, Mr. Lapping has also served as a Director of Churchill Capital Corp X. Mr. Lapping is the Manager of Jakal Investments, LLC, a private investment firm he founded in 2005. From January 2011 to October 2012, Mr. Lapping served as Chief Operating Officer of SuRo Capital Corp. Mr. Lapping previously served as a Director and Chief Financial Officer of New University Holdings Corp. from August 2010 to August 2011. From October 2009 to May 2011, Mr. Lapping was Chief Financial Officer, Treasurer, Secretary, and a Director of 57th Street General Acquisition Corp, a SPAC. Between 2007 and 2009, he served as Chief Financial Officer, Treasurer, and Secretary of Alternative Asset Management Acquisition Corp., also a SPAC. From 1995 to 2003, Mr. Lapping was a General Partner of Minotaur Partners II, L.P. and Merchant Partners, L.P., private equity partnerships focused on middle-market investments. From 1991 to 1995, Mr. Lapping led corporate development at Montgomery Ward Holding Corp., a diversified retail and direct marketing company. From 1988 to 1991, Mr. Lapping worked at Farley Industries, Inc., and its affiliated companies—including Fruit of the Loom, Inc., and West Point-Pepperell, Inc.—in corporate development and finance roles. Earlier in his career, Mr. Lapping worked with Golder, Thoma and Cressey, a private equity firm, and in the mergers and acquisitions group at Salomon Brothers Inc. Mr. Lapping is a Certified Public Accountant. He holds a Bachelor of Science degree from the University of Illinois and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Lapping was selected to serve on our Board of Directors due to his significant financial and leadership experience.
Family Relationships
No family relationships exist between any of our directors or executive officers.
Involvement in Certain Legal Proceedings
There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors
Our Board of Directors is divided into three classes, with only one class of directors being elected in each year and each clas
s (except for those directors appointed prior to our first annual general meeting, the 2025 AGM) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Sherman, who was re-appointed in connection with the 2025 AGM, will expire at the fourth annual general meeting. The term of office of the second class of directors, consisting of Mr. Murphy, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Klein, will expire at the third annual general meeting. We may not hold another annual general meeting until after we consummate our initial Business Combination. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Holders of our Founder Shares have the right to appoint and remove all of our directors prior to consummation of our initial Business Combination and our Public Shareholders do not have the right to vote on the appointment or removal of directors during such time. These provisions of our Amended and Restated Articles may only be amended if approved by a Special Resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of our Ordinary Shares voting at the applicable general meeting.
Approval of our initial Business Combination will require the affirmative vote of a majority of our Board of Directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor.
Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Articles as it deems appropriate. Our Amended and Restated Articles provides that our officers may consist of any Chairman or co-Chairman of the Board, a Vice Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary, a Treasurer, Vice Presidents, one or more assistant Vice Presidents, one or more assistant Treasurers, one or more assistant Secretaries and such other officers as may be determined by the Board of Directors.
Committees of the Board of Directors
Our Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules and certain limited exceptions, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. In addition, the Nasdaq Rules generally require that the compensation committee of a listed company be comprised solely of independent directors, subject to certain limited exceptions set forth thereunder.
Audit Committee
We have established the Audit Committee. Messrs. Murphy, Sherman and Lapping currently serve as members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Each of Messrs. Murphy, Sherman and Lapping is independent.
Mr. Murphy serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Murphy qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.
We have adopted an Audit Committee charter, which details the principal functions o
f the Audit
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

•
advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

•	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.
Compensation Committee
We have established the Compensation Committee of the Board. Messrs. Murphy, Sherman and Lapping currently serve as members of our Compensation Committee. Mr. Murphy also serves as the chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent, subject to certain limited exceptions set forth under the Nasdaq Rules.
We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including, among other things:

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
Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

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

Director Nominations
We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605 of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Murphy, Sherman, and Lapping. In accordance with Rule 5605 of the Nasdaq Rules, each of Messrs. Murphy, Sherman and Lapping is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board.
Code of Ethics
We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.
Trading Policies
On April 24, 2024, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.
Item 11. Executive Compensation.
On July 30, 2025, we entered into the Director Agreements with each of our three independent directors, pursuant to which, in connection with each director’s continuing service as our director, we agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the year ended December 31, 2025, we incurred $165,000 in fees related to the Director Agreements. As of December 31, 2025, $56,250 is included in accrued expenses within the consolidated balance sheets of the financial statements included elsewhere in this Report. For the year ended December 31, 2024, we did not incur any fees related to the Director Agreements.
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
We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals:

•	repayment of up to an aggregate of $600,000 in loans made to us by our Sponsor to cover IPO-related and organizational expenses, pursuant to the IPO Promissory Note;

•
reimbursement to an affiliate of our Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to us, pursuant to the Administrative Support Agreement;

•
at the closing of our initial Business Combination, payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination;

•
repayment of up to an aggregate of $1,500,000 in Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial Business Combination, pursuant to the WCL Promissory Note. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Conversion Units, at a price of $10.00 per WCL Conversion Units at the option of the lender; and

•	payment of $75,000 per annum to each of our independent directors pursuant to the Director Agreements.
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
We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
For more information on the proposed employment arrangements in connection with the PlusAI Business Combination, see Item 1. “Business” and the PlusAI Registration Statement.
Compensation Recovery and Clawback Policy
On May 1, 2024, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of February 5, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 36,662,500 Ordinary Shares, consisting of (i) 29,475,000 Class A Ordinary Shares and (ii) 7,187,500 Class B Ordinary Shares, issued and outstanding as of February 5, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect beneficial ownership of the shares underlying the Private Placement Warrants, as the Private Placement Warrants may not currently be exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of Total Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Churchill Sponsor IX LLC (2)	725,000	2.46%	7,187,500	100%	21.6%
Michael Klein (2)	725,000	2.46%	7,187,500	100%	21.6%
Jay Taragin (3)	—	—	—	—	—
Stephen Murphy (3)	—	—	—	—	—
William Sherman (3)	—	—	—	—	—
Paul D. Lapping (3)	—	—	—	—	—
All directors and executive officers as a group (five (5) individuals)	725,000	2.46%	7,187,500	100%	21.6%
Other 5% Shareholders
Empyrean Parties (4)	2,900,000	9.84%	—	—	7.91%
Fort Baker (5)	2,833,119	9.61%	—	—	7.73%
Goldman (6)	2,076,550	7.45%	—	—	5.66%
Magnetar (7)	1,982,756	6.73%	—	—	5.41%
Tenor (8)	1,750,000	5.94%	—	—	4.77%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Churchill Capital Corp IX, 640 Fifth Avenue, 14th Floor, New York, NY 10019.
(2)

Michael Klein is the controlling shareholder of M. Klein Associates, Inc., which is the managing member of our Sponsor, Churchill Sponsor IX LLC. The securities beneficially owned by our Sponsor may also be deemed to be beneficially owned by Mr. Klein.

(3)	Does not include any shares indirectly owned by this individual.
(4)

According to a Schedule 13G/A filed with the SEC on February 14, 2025 by (i) Empyrean Capital Partners, LP, a Delaware limited partnership (“ECP”), and (ii) Amos Meron, a citizen of the United States (“Mr. Meron”, and together with ECP, the “Empyrean Parties”). ECP serves as investment manager to Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, and as such may be deemed to have beneficial ownership of the Public Shares directly held by ECOMF. Mr. Meros serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, and may be deemed to have beneficial ownership of the Public Shares directly held by ECOMF. The principal business address of each of the Empyrean Parties is c/o Empyrean Capital Partners, L.P., 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(5)

According to a Schedule 13G/A filed with the SEC on November 14, 2025 by (i) Fort Baker Capital Management LP, a Delaware limited partnership (“FB LP”), (ii) Steven Patrick Pigott, a citizen United States (“Mr. Pigott”) and (iii) Fort Baker Capital, LLC, a Delaware limited liability company (“FB LLC”, and collectively with FB LP and Mr. Pigott, the “Fort Baker Parties”). FB LP directly holds 2,874,000 Public Shares. Mr. Pigott acts as Limited Partner/Chief Investment Officer for FB LP. FB LLC acts as General Partner for FB LP. Each of Mr. Pigott and Fort Baker Capital, LLC may be deemed to have beneficial ownership of the Public Shares directly held by FB LP. The principal business address of each of the Fort Baker Parties is 700 Larkspur Landing Circle, Suite 275, Larkspur, CA 94939.

(6)

According to a Schedule 13G filed with the SEC on August 14, 2025 by (i) The Goldman Sachs Group, Inc., a Delaware corporation (“GS Group”) and (ii) Goldman Sachs & Co. LLC, a New York limited liability company (“Goldman Sachs”, and together with GS Group, the “Goldman Parties”). The Public Shares reported as being held by GS Group, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Goldman Sachs, a broker or dealer and an investment adviser. Goldman Sachs is a subsidiary of GS Group. The principal business address of each of the Goldman Parties is 200 West Street, New York, NY 10282.

(7)

According to a Schedule 13G/A filed with the SEC on August 8, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund—T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(8)

According to a Schedule 13G filed with the SEC on October 16, 2025 by (i) Tenor Capital Management Company, L.P, a Delaware limited partnership (“Tenor Capital”), (ii) Tenor Opportunity Master Fund, Ltd. a Cayman Islands exempted company (the “Master Fund”) and (iii) Robin Shah, a citizen of the United States (“Mr. Shah”, and collectively with Tenor Capital and the Master Fund, the “Tenor Parties”). The Public Shares are held by the Master Fund and Tenor Capital serves as the investment manager to the Master Fund. Mr. Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Tenor Parties may be deemed to have shared voting and dispositive power with respect to the Public Shares owned directly by the Master Fund. The principal business address of each of the Tenor Parties is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the PlusAI Business Combination, please see Item 1. “Business” and the PlusAI Registration Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On December 18, 2023, our Sponsor acquired an aggregate of 7,187,500 Founder Shares, for approximately $0.003 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding Ordinary Shares upon completion of the Initial Public Offering (not including the Private Placement Shares). The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate of 725,000 Private Placement Units, at a price of $10.00 per unit, for an aggregate purchase price of $7,250,000, in the Private Placement. Each Private Placement Warrant contained in the Private Placement Units is exercisable to purchase one whole Class A Ordinary Share at a price of $11.50 per share. The Private Placement Warrants will become exercisable 30 days after the completion of our initial Business Combination. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire, except upon liquidation.

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

Commencing on May 2, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $30,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. As of December 31, 2025 and December 31, 2024, we incurred $360,000 and $235,161, respectively, in fees for these services. As of December 31, 2025 and 2024, $30,000 and $0, respectively, was included in accrued expenses in the consolidated balance sheets of the financial statements included elsewhere in this Report.

On July 30, 2025, we entered into the Director Agreements with each of our three independent directors, pursuant to which, in connection with each director’s continuing service as our director, we agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the year ended December 31, 2025, we incurred $165,000 in fees related to the Director Agreements. As of December 31, 2025, $56,250 is included in accrued expenses within the consolidated balance sheets of the financial statements included elsewhere in this Report. For the year ended December 31, 2024, we did not incur any fees related to the Director Agreements.

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

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. On May 6, 2024, the outstanding balance under the IPO Promissory Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, we repaid the outstanding amount of $14,295 to the Sponsor. As of December 31, 2025 and 2024, the outstanding balance on the IPO Promissory Note was $0. No additional borrowing is available under the IPO Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities).

On December 2, 2025, we issued the WCL Promissory Note in the aggregate principal amount of up to $1,500,000 to the Sponsor, for any Working Capital Loans the Sponsor may make to us. The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination and our liquidation. Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into WCL Conversion Units, at a conversion price of $10.00 per WCL Conversion Unit, with each WCL Conversion Unit consisting of Class A Ordinary Share and one-quarter of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. Any WCL Conversion Units (and underlying securities) will be identical to the Private Placement Units (and underlying securities). The WCL Conversion Units are entitled to registration rights. As of December 31, 2025 and 2024, we had no borrowings under the WCL Promissory Note.

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

The holders of the (i) Founder Shares, (ii) Private Placement Units and (iii) WCL Conversion Units, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers have also entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the PlusAI Business Combination, please see Item 1. “Business” and the PlusAI Registration Statement.

Director Independence

So long as we maintain a listing for our securities on Nasdaq, Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Murphy, Sherman and Lapping are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and December 31, 2024 totaled approximately $89,730 and $100,880, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees of Withum for any audit-related fees for the years ended December 31, 2025 and December 31, 2024 totaled approximately $21,840 and $32,000, respectively.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees of Withum for tax services, planning or advice for the years ended December 31, 2025 and December 31, 2024 totaled approximately $5,250 and $4,000, respectively.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2025 and December 31, 2024.

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

-

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

Omitted at our Company’s option.

CHURCHILL CAPITAL CORP IX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Churchill Capital Corp. IX:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Churchill Capital Corp. IX as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Churchill Capital Corp. IX as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles
generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that Churchill Capital Corp. IX will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if Churchill Capital Corp. IX is unable to raise additional funds to alleviate liquidity needs and complete a business combination, currently by August 6, 2026, then Churchill Capital Corp. IX will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Churchill Capital Corp. IX’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Churchill Capital Corp. IX in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Churchill Capital Corp. IX is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material
misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We
believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as Churchill Capital Corp. IX’s auditor since 2023.
New York, New York
February 5, 2026
PCAOB ID Number 100

CHURCHILL CAPITAL CORP IX
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$2,469	$2,412,564
Prepaid expenses	7,189	6,179
Short-term prepaid insurance	152,045	430,995

Total current assets	161,703	2,849,738
Long-term prepaid insurance	—	152,045
Marketable securities and cash held in Trust Account	307,617,399	296,122,647

Total Assets	$307,779,102	$299,124,430

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$172,969	$75,000

Total current liabilities	172,969	75,000
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	10,235,469	10,137,500

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.70 and $10.30 per share as of December 31, 2025 and 2024, respectively	307,617,399	296,122,647
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of December 31, 2025 and 2024	73	73
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2025 and 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(10,074,558)	(7,136,509)

Total Shareholders’ Deficit	(10,073,766)	(7,135,717)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$307,779,102	$299,124,430

The accompanying notes are an integral part of these consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative costs	$3,938,049	$830,773

Loss from operations	(3,938,049)	(830,773)

Other income:
Interest income earned on marketable securities and cash held in Trust Account	12,494,752	9,622,647

Total other income, net	12,494,752	9,622,647

Net income	$8,556,703	$8,791,874

Basic weighted average redeemable Class A ordinary shares outstanding	28,750,000	18,825,342

Basic net income per redeemable Class A ordinary share	$0.23	$0.34

Basic weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,338,596

Basic net income per non-redeemable Class A and B ordinary share	$0.23	$0.34

Diluted weighted average redeemable Class A ordinary shares outstanding	28,750,000	18,825,342

Diluted net income per redeemable Class A ordinary share	$0.23	$0.33

Diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,428,493

Diluted net income per non-redeemable Class A and B ordinary share	$0.23	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	7,187,500	$719	$24,281	$(18,958)	$6,042
Sale of Private Placement Units	725,000	73	—	—	7,249,927	—	7,250,000
Fair v alue of Public Warrants at issuance	—	—	—	—	1,437,500	—	1,437,500
Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(86,443)	—	(86,443)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(8,625,265)	(15,909,425)	(24,534,690)
Net income	—	—	—	—	—	8,791,874	8,791,874

Balance – December 31, 2024	725,000	73	7,187,500	719	—	(7,136,509)	(7,135,717)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(11,494,752)	(11,494,752)
Net income	—	—	—	—	—	8,556,703	8,556,703

Balance – December 31, 2025	725,000	$73	7,187,500	$719	$—	$(10,074,558)	$(10,073,766)

The accompanying notes are an integral part of these consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash Flows from Operating Activities:
Net income	$8,556,703	$8,791,874
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operating expenses paid by Sponsor	—	44,020
Interest income earned on marketable securities and cash held in Trust Account	(12,494,752)	(9,622,647)
Changes in operating assets and liabilities:
Prepaid expenses	(1,010)	(6,179)
Prepaid insurance	430,995	(583,040)
Accrued expenses	97,969	56,041

Net cash used in operating activities	(3,410,095)	(1,319,931)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for working capital purposes	1,000,000	1,000,000

Net cash provided by (used in) investing activities	1,000,000	(286,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Units	—	7,250,000
Underwriters’ reimbursement	—	1,808,750
Repayment of promissory note—related party	—	(314,295)
Payment of offering costs	—	(261,960)

Net cash provided by financing activities	—	290,232,495

Net Change in Cash	(2,410,095)	2,412,564
Cash – Beginning of year	2,412,564	—

Cash – End of year	$2,469	$2,412,564
Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid through promissory note—related party	$—	$232,775

Deferred Offering costs included in accrued offering costs	$—	$247,960

The accompanying notes are an integral part of these consolidated financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Note 1 — Description of Organization and Business Operations
Organization and General
Churchill Capital Corp IX (the “Company”) was incorporated as a Cayman Islands exempted company on December 18, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition
, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company, as of its incorporation, had not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
The Company has two direct wholly-owned subsidiaries, AL Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation, and AL Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”, and collectively with Merger Sub I, the “Merger Subs”). The Merger Subs were formed on June 2, 2025, for the sole purpose of effecting the PlusAI Business Combination (as defined below).
As of December
31
,
2025
, the Company had not yet commenced operations. All activity for the period from December
18
,
2023
(inception) through December
31
,
2025
relates to (i) the Company’s formation and the Initial Public Offering (as defined below), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with attempting to complete the PlusAI Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December
31
as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor IX LLC (the “Sponsor”), an affiliate of M. Klein and Company, LLC. The registration statement for the Initial Public Offering was declared effective on May 1, 2024 (the “IPO Registration Statement”). On May 6, 2024, the Company consummated the initial public offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 725,000 private placement units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Unit, or $7,250,000 in the aggregate, which is described in Note 4 (the “Private Placement”).
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
The Trust Account
Following the closing of the Initial Public Offering, on May 6, 2024, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in the trust account (the “Trust Account”). The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7under the Investment Company Act of 1940 (the “Investment Company Act”) and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association provide that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (such 24 or 27 month period, as may be amended, the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of December 31, 2025, the Company has entered into the PlusAI Merger Agreement (as defined below), as such the Company currently has until August 6, 2026 to complete its initial Business Combination.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

PlusAI Business Combination
On June 5, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (as amended by Amendment No. 1 (as defined below) and Amendment No. 2 (as defined below) and as may be further amended, modified, supplemented or waived from time to time, the “PlusAI Merger Agreement”) by and among the Company, Merger Sub I, Merger Sub II and Plus Automation, Inc., a Delaware corporation (“PlusAI”). Pursuant to the PlusAI Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which (i) Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and a wholly owned subsidiary of the Company (“First Merger”), and (ii) immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The proposed Mergers are expected to be consummated following the receipt of the required approval by the shareholders of the Company and PlusAI and the satisfaction or waiver of certain other closing conditions set forth in the PlusAI Merger Agreement. The transactions contemplated by the PlusAI Merger Agreement, including the Mergers, will be referred to as the “PlusAI Business Combination.”
On September
8
,
2025
, the Company, Merger Sub I, Merger Sub II and PlusAI entered into Amendment No.
1
to the PlusAI Merger Agreement (“Amendment No.
1
”) to clarify that shares of PlusAI common stock issued as a result of the exercise of PlusAI options issued pursuant to a certain PlusAI compensation plan will be exchanged, at the effective time of the Mergers, for the right to receive shares of Class B common stock equal to the Exchange Ratio (as defined in the PlusAI Merger Agreement) of the Post-Closing Company.
On September 18, 2025, the Company, Merger Sub I, Merger Sub II and PlusAI entered into Amendment No. 2 to the PlusAI Merger Agreement (“Amendment No. 2”) to remove the closing condition that the Company must have $100 million in Available Closing SPAC Cash (as defined in the PlusAI Merger Agreement).
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
Liquidity, Capital Resources and Going Concern
As of December 31, 2025, the Company had $2,469 of cash and a working capital deficit of $11,266. In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units (See Note 5).
Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. During the year ended December 31, 2024, the Company had withdrawn $1,000,000 in interest for working capital purposes and had no further amounts available for permitted withdrawals until May 6, 2025, which was the one-year anniversary of the Initial Public Offering. For the year ended December 31, 2025, the Company withdrew another $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 6, 2026, which is the two-year anniversary of the Initial Public Offering.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard
s
Codification (“ASC”) Topic 205-40, “Going Concern,” as of December 31, 2025, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of the accompanying consolidated financial statements. Moreover, the Company will need to obtain additional financing either to complete its Business Combination, including the PlusAI Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
The Company’s liquidity condition and mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently August 6, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Principles of Consolidation
On June 2, 2025, the Merger Subs were formed.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status
As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,469 and $2,412,564 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2025, $307,660,577 was invested in U.S. Treasury Securities and $235 was held in cash, at an amortized cost of $307,617,399 as reflected on the accompanying consolidated balance sheet (see Note 8). At December 31, 2024, $296,133,481 was invested in U.S. Treasury Securities and $2,216 was invested in money market funds at an amortized cost of $296,122,647 as reflected on the accompanying consolidated balance sheet (see Note 8).
Offering Costs
The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Private Placement Units and Public Warrants (as defined in Note 3) were charged to shareholders’ deficit (see Note 4).
Transaction costs amounted to $14,560,986, consisting of $5,750,000 of upfront discount to the underwriters, $10,062,500 of deferred underwriting fees, and $557,236 of other offering costs, offset by a reimbursement from the underwriters of $1,808,750.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.
Fair Value Measurements
“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	“Level 1,” defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
“Level 2,” defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
“Level 3,” defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
The following table
s
reflect the calculation of basic and diluted net income per ordinary share:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$6,709,996	$1,846,707	$6,325,884	$2,465,990
Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	18,825,342	7,338,596
Basic income per share	$0.23	$0.23	$0.34	$0.34

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$6,709,996	$1,846,707	$6,304,223	$2,487,651
Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	18,825,342	7,428,493
Diluted income per share	$0.23	$0.23	$0.33	$0.33
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying consolidated balance sheets.
At December 31, 2025 and 2024, the Class A ordinary shares subject to redemption reflected in the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Public Shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	24,534,690

Class A ordinary shares subject to possible redemption, December 31, 2024	296,122,647
Plus:
Accretion of carrying value to redemption value	11,494,752

Class A ordinary shares subject to possible redemption, December 31, 2025	$307,617,399

Warrant Instruments
The Company accounts for the Public Warrants and Private Warrants (as defined in Note 4) issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Recent Accounting Standards
In May 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain Business Combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company early adopted ASU 2025-03 on July 1, 2025. ASU 2025-03 impacts the accounting for the PlusAI Business Combination.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 725,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Class A Ordinary Share and one-quarter of one warrant (each, a “Private Warrant” and collectively, the “Private Warrants”, and together with the Public Warrants, the “Warrants”). Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each Private Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5 — Related Party Transactions
Founder Shares
On December 18, 2023, the Company issued an aggregate of 7,187,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”, including the Public Shares issuable upon conversion thereof), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares are identical to the Public Shares included in the Units sold in the Initial Public Offering except that the Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in the IPO Registration Statement. The Sponsor agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on May 6, 2024, such 937,500 Founder Shares are no longer subject to forfeiture.
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
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and WCL Conversion Units (as defined below) (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO Registration Statement. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse an affiliate of the Sponsor or in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year
s
ended December 31, 2025 and 2024, the Company incurred $360,000 and $235,161, respectively, for these services. As of December 31, 2025 and 2024, $30,000 and $0, respectively, w ere
 included at the accrued expense in the accompanying consolidated balance sheets.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Director Agreements
On July 30, 2025, the Company entered into director agreements (each, a “Director Agreement” and, together, the “Director Agreements”) with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the year ended December 31, 2025, the Company incurred $165,000 in fees related to the Director Agreements, and $56,250 is included in accrued expenses within the consolidated balance sheets as of December 31, 2025 and
$0
 as of December 31, 2024. For the year ended December 31, 2024, the Company did not incur any fees related to the Director Agreements.
Related Party Loans
On December 18, 2023, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummated the Initial Public Offering. On May 6, 2024, the outstanding balance under the IPO Promissory Note was $314,295, of which $300,000 was repaid upon the consummation of the Initial Public Offering, leaving a remaining balance of $14,295. Subsequently, on May 8, 2024, the Company repaid the outstanding amount of $14,295 to the Sponsor. As of December 31, 2025 and 2024, the outstanding balance on the IPO Promissory Note was $0. Borrowings are no longer allowed under this promissory note.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.
On December 2, 2025, the Company issued an unsecured promissory note (the “WCL Promissory Note”) in the aggregate principal amount of up to $1,500,000 to the Sponsor, for any Working Capital Loans the Sponsor may make to the Company. The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.
Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into units of the Company (the “WCL Conversion Units”), at a conversion price of $10.00 per WCL Conversion Unit, with each unit consisting of one share of the Company’s Class A ordinary share and one-quarter of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. The WCL Conversion Units will be identical to the Private Placement Units issued in the Private Placement. The WCL Conversion Units are entitled to registration rights. As of December 31, 2025 and 2024, the Company had no borrowings under the WCL Promissory Note.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

On June 4, 2025, the Company entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc., the representative of the underwriters in the Initial Public Offering (the “Advisor”) to provide capital market advisory services in connection with the completion of a Business Combination with an identified target, PlusAI. If the PlusAI Business Combination is consummated, the Advisor will be entitled to a cash fee of $7,000,000 (the “Fee”), payable at the closing of the PlusAI Business Combination. At the discretion of the Company and PlusAI, the Company and PlusAI in their sole discretion may pay up to an additional $3,000,000 fee in connection with the Advisor’s performance. The advisor is also entitled to reimbursement of reasonable incurred expenses that shall not exceed $500,000 without the Company’s prior written consent. If the fee in connection with the Advisory Agreement is paid, the advisor waives its right to its portion of the Deferred Discount pursuant to that certain Underwriting Agreement, dated May 1, 2024, by and between the Company and the Advisor. As the fee is contingent on the closing of a Business Combination that is not considered probable as of December 31, 2025, no expense has been recorded.
Legal and Due Diligence Fees
On April 22, 2025, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of December 31, 2025, the Company has incurred approximately $3,420,000 of fees in connection with such agreement. These fees are not reflected in the accompanying consolidated financial statements and will be recorded when the Business Combination is considered probable.
On May 2, 2025, the Company entered into an agreement for due diligence services. The total fee related to the due diligence services was $1,050,000, of which $900,000 was paid and included in the accompanying consolidated statements of operations. The remaining $150,000 is subject to customer satisfaction and due upon the consummation of a Business Combination. The remaining amount is not reflected in the accompanying consolidated financial statements.
PlusAI Merger Agreement
On June 5, 2025, the Company entered into the PlusAI Merger Agreement with Merger Sub I, Merger Sub II and PlusAI. Pursuant to the PlusAI Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a Business Combination transaction by which (i) Merger Sub I will merge with and into PlusAI, with PlusAI continuing as the surviving corporation and a wholly owned subsidiary of the Company, and (ii) immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares that the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination, to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2025 and 2024, there were 725,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of December 31, 2025 and 2024, there were 7,187,500 Founder Shares issued and outstanding.

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Warrants
As of December 31, 2025 and 2024, there were 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing
30
days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreements entered into in connection with the Initial Public Offering) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the (i) Public Warrant Agreement, dated May 1, 2024, which the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Public Warrant agent and (ii) Private Warrant Agreement, dated May 1, 2024, which the Company entered into with Continental, as Private Placement Warrant agent (together, the “Warrant Agreements”), a warrant holder may exercise its Warrants only for a whole number of Class A ordinary shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company did not register the Public Shares issuable upon exercise of the Warrants at the time of the Initial Public Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

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

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of December 31, 2025, assets held in the Trust Account were comprised of $235 in cash and $307,660,577 invested in U.S. Treasury Securities.
As of December 31, 2024, assets held in the Trust Account were comprised of $2,216 in cash and $296,133,481 invested in U.S. Treasury Securities.

	Amortized Cost	Unrealized Gain	Fair Value
December 31, 2025
Cash held in Trust Account	$235	—	$235
U.S. Treasury Securities (Matured on 01/20/26)	$307,617,164	$43,413	$307,660,577
December 31, 2024
Cash held in money markets	$2,216	—	$2,216
U.S. Treasury Securities (Matured on 02/06/25)	$296,120,431	$13,050	$296,133,481
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the years ended December 31, 2025 and 2024.
Note 9 — Segment Reporting
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

CHURCHILL CAPITAL CORP IX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	December 31, 2025	December 31, 2024
Marketable securities and cash held in Trust Account	$307,617,399	$296,122,647
Cash	$2,469	$2,412,564

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative costs	$3,938,049	$830,773
Interest income earned on marketable securities and cash held in Trust Account	$12,494,752	$9,622,647
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 1, 2024, by and between the Company and Continental, as trustee.
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the accompanying consolidated statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.
On January 12, 2026, the Registration Statement on Form S-4 (File No. 333-290370), which includes a proxy statement/prospectus, in connection with the PlusAI Business Combination, initially filed with the SEC on September 19, 2025, as amended, was declared effective.
On January
13
, 2026, the Company borrowed $250,000 against the WCL Promissory Note. As of the date of the accompanying consolidated financial statement
s
, there is $1,250,000 available for withdrawal under the WCL Promissory Note.
On January 27, 2026, the Company announced that the extraordinary general meeting of its shareholders to approve the proposed PlusAI Business Combination has been rescheduled from February 3, 2026 to February 11, 2026 (the “EGM”). The Board decided to postpone the EGM in order to allow additional time for the Company to engage with its shareholders, including following the announcement by PlusAI regarding its expanded partnership with TRATON Group (“TRATON”). For more information on the postponement of the EGM and PlusAI’s proposed partnership with TRATON, see the Company’s Current Reports on Form 8-K, as filed with the SEC on January 26, 2026 and January 27, 2026, respectively.

EXHIBIT INDEX

No.	Description of Exhibit

1

Underwriting Agreement, dated May 1, 2024, by and between the Company and Citigroup Global Markets Inc., as representative of the several Underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

2.1

Agreement and Plan of Merger and Reorganization, dated as of June 5, 2025, by and among the Company, PlusAI and the Merger Subs (Incorporated by reference to Exhibit 2.1 to the (Incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A (File No. 333-290370), filed with and declared effective by the SEC on January 12, 2025)

2.2

Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of September 8, 2025, by and among the Company, PlusAI and the Merger Subs (Incorporated by reference to Annex A of Exhibit 2.1 to the Company’s Form S-4/A (File No. 333-290370), filed with and declared effective by the SEC on January 12, 2025)

2.3

Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated as of September 18, 2025, by and among the Company, PlusAI and the Merger Subs (Incorporated by reference to Annex A of Exhibit 2.1 to the Company’s Form S-4/A (File No. 333-290370), filed with and declared effective by the SEC on January 12, 2025).

3	Amended and Restated Memorandum and Articles of Association of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.1	Form of Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

4.2

Form of Specimen Class A Ordinary Shares Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

4.3	Form of Specimen Public Warrant Certificate (included as an exhibit to Exhibit 4.5).

4.4	Form of Specimen Private Warrant Certificate (included as an exhibit to Exhibit 4.6).

4.5

Public Warrant Agreement, dated May 1, 2024, by and between the Company and Continental, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.6

Private Warrant Agreement, dated May 1, 2024, by and between the Company and Continental, as warrant agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

4.7

Description of Registered Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31. 2025).

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

10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-278192), filed with the SEC on March 22, 2024).

10.4

Investment Management Trust Agreement, dated May 1, 2024, by and between the Company and Continental, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2024).

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

10.9

Amended and Restated Sponsor Agreement, dated as of June 5, 2025, by and among the Company, the Sponsor, PlusAI and the Insiders (as defined therein) (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on June 6, 2025).

10.10

Form of Voting and Support Agreement, dated as of June 5, 2025, by and among the Company, PlusAI and the Stockholders named therein. (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K as filed with the SEC on June 6, 2025).

10.11

Form of Amended and Restated Registration Rights Agreement, by and among PlusAI and each of the stockholders of PlusAI identified on the signature pages thereto (Incorporated by reference to Exhibit E of Exhibit 2.1 to the Company’s Form S-4/A (File No. 333-290370), filed with and declared effective by the SEC on January 12, 2025).

10.12

Amendment No. 1 to the Sponsor Agreement, dated as of September 18, 2025, by and among the Company, the Sponsor, PlusAI and the Insiders (as defined therein) (Incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A (File No. 333-290370), filed with and declared effective by the SEC on January 12, 2025)

10.13	Form of Director Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.14

Promissory Note, dated December 2, 2025, issued by the Company to the Sponsor (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2025).

14

Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31. 2025).

19

Insider Trading Compliance Manual, adopted April 24, 2024 (Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31. 2025).

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

97

Executive Compensation Clawback Policy, adopted May 1, 2024 (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025).

99.1	Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025).

99.2

Compensation Committee Charter (Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

^	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2026	Churchill Capital Corp IX

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein Michael Klein	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 5, 2026

/s/ Jay Taragin Jay Taragin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2026

/s/ Stephen Murphy Stephen Murphy	Director	February 5, 2026

/s/ William Sherman William Sherman	Director	February 5, 2026

/s/ Paul D. Lapping Paul D. Lapping	Director	February 5, 2026