Form 10-Q
period 2026-03-31
Churchill Capital Corp IX/Cayman
filed 2026-05-15
CIK 2006291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of May
15
, 2026, there were 29,475,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP IX

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

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

•

“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 6, 2026 (or August 6, 2026, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 6, 2026), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

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

•	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.79 per Public Share as of March 31, 2026 (before taxes payable, if any);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 1, 2024, which we entered into with the Sponsor and the other holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPAC” are to a special purpose acquisition company;

•	“Sponsor” are to Churchill Sponsor IX LLC, a Delaware limited liability company;

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

v

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash	$167,798	$2,469
Prepaid expenses	68,654	7,189
Short-term prepaid insurance	44,297	152,045

Total current assets	280,749	161,703
Marketable securities and cash held in Trust Account	310,264,509	307,617,399

Total Assets	$310,545,258	$307,779,102

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$945,150	$172,969

Total current liabilities	945,150	172,969
Convertible note - related party	500,000	—
Deferred underwriting fee payable	10,062,500	10,062,500

Total Liabilities	11,507,650	10,235,469

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.79 and $10.70 per share as of March 31, 2026 and December 31, 2025, respectively	310,264,509	307,617,399
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 725,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	73	73
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,227,693)	(10,074,558)

Total Shareholders’ Deficit	(11,226,901)	(10,073,766)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$310,545,258	$307,779,102

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,153,135	$283,455

Loss from operations	(1,153,135)	(283,455)
Other income:
Interest income earned on marketable securities and cash held in Trust Account	2,647,110	2,997,592

Total other income	2,647,110	2,997,592

Net income	$1,493,975	$2,714,137

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	28,750,000	28,750,000

Basic and diluted net income per Class A redeemable ordinary share	$0.04	$0.07

Basic and diluted weighted average non-redeemable Class A and B ordinary shares outstanding	7,912,500	7,912,500

Basic and diluted net income (loss) per non-redeemable Class A and B ordinary share	$0.04	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	725,000	$73	7,187,500	$719	$—	$(10,074,558)	$(10,073,766)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,647,110)	(2,647,110)
Net income	—	—	—	—	—	1,493,975	1,493,975

Balance as of March 31, 2026	725,000	$73	7,187,500	$719	$—	$(11,227,693)	$(11,226,901)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	725,000	$73	7,187,500	$719	$—	$(7,136,509)	$(7,135,717)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,997,592)	(2,997,592)
Net income	—	—	—	—	—	2,714,137	2,714,137

Balance as of March 31, 2025	725,000	$73	7,187,500	$719	$—	$(7,419,964)	$(7,419,172)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,493,975	$2,714,137
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(2,647,110)	(2,997,592)
Changes in operating assets and liabilities:
Prepaid expenses	(61,465)	(59,829)
Prepaid insurance	107,748	107,749
Accrued expenses	772,181	42,948

Net cash used in operating activities	(334,671)	(192,587)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	500,000	—

Net cash provided by financing activities	500,000	—

Net Change in Cash	165,329	(192,587)
Cash – Beginning of period	2,469	2,412,564
Cash – End of period	$167,798	$2,219,977

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 202
6
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
The Company has two direct wholly-owned subsidiaries, AL Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation, and AL Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”, and collectively with Merger Sub I, the “Merger Subs”). The Merger Subs were formed on June 2, 2025, for the sole purpose of effecting the then prospective business combination between PlusAI (as defined below) and the Company that was contemplated under the PlusAI Merger Agreement (as defined below) (the “PlusAI Business Combination”) which was terminated in April 2026 (as described below).
As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from December 18, 2023 (inception) through March 31, 2026 relates to (i) the Company’s formation and the Initial Public Offering (as defined below), and (ii) subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and activities in connection with attempting to complete a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As a result of the Company having entered into the PlusAI Merger Agreement (as defined below), the Company has until August 6, 2026 to complete its initial Business Combination.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
Termination of PlusAI Business Combination Agreement
On June 5, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (as amended by Amendment No. 1 dated September 8, 2025 and Amendment No. 2 dated September 18, 2025 and as may be further amended, modified, supplemented or waived from time to time, the “PlusAI Merger Agreement”) by and among the Company, Merger Sub I, Merger Sub II and Plus Automation, Inc., a Delaware corporation (“PlusAI”).
On April 20, 2026, the Company and PlusAI entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the PlusAI Merger Agreement was terminated by the mutual consent of the Company and PlusAI, effective as of April 20, 2026, due to market conditions. As a result of the mutual termination of the PlusAI Merger Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the PlusAI Merger Agreement also terminated and made void the transaction agreements that were entered into in connection with the PlusAI Merger Agreement.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2026, the Company had $167,798 of cash and a working capital deficit of $664,401. In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units (See Note 5).
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
Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into units of the Company (the “WCL Conversion Units”), at a conversion price of $10.00 per WCL Conversion Unit, with each unit consisting of one share of the Company’s Class A Ordinary Share and one-quarter
of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. The WCL Conversion Units (and underlying securities) will be identical to the Private Placement Units (and underlying securities) issued in the Private Placement. The WCL Conversion Units are entitled to registration rights. As of March 31, 2026, and December 31, 2025, the Company borrowed $500,000 and $0, respectively, under the WCL Promissory Note. As of March 31, 2026, the Company has $1,000,000 available under the WCL Promissory Note.
Additionally, to fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering.
During the year ended December 31, 2024
, the Company had withdrawn $1,000,000 in interest for working capital purposes and had no further amounts available for permitted withdrawals until May 6, 2025, which was the one-year
anniversary of the Initial Public Offering.
For the year ended December 31, 2025
, the Company withdrew another $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 6, 2026, which is the two-year
anniversary of the Initial Public Offering. As of March 31, 2026, no further amounts are available for withdrawal until May 6, 2026.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Going Concern,” as of this filing, the Company does not believe it will have sufficient funds for the working capital needs of the Company until a minimum of one year from the date of the accompanying consolidated financial statements. Moreover, the Company will need to obtain additional financing either to complete a Business Combination, or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
as filed with the SEC on February 5, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $167,798 and $2,469 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with FASB ASC Topic 320, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2026, $310,264,509 was invested in money market funds invested in U.S. Treasury Securities and $0 was held in cash, as reflected on the accompanying condensed consolidated balance sheet (see Note 8). At December 31, 2025, $307,660,577 was invested in U.S. Treasury Securities and $235 was held in cash, at an amortized cost of $307,617,399 as reflected on the accompanying condensed consolidated balance sheet (see Note 8).
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
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.
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

Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Class A	Class A and B	Class A	Class A and B
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,171,545	$322,430	$2,128,372	$585,765
Denominator:
Weighted-average shares outstanding	28,750,000	7,912,500	28,750,000	7,912,500
Basic and diluted income per share	$0.04	$0.04	$0.07	$0.07
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.
At March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,437,500)
Public Shares issuance costs	(14,474,543)
Plus:
Accretion of carrying value to redemption value	36,029,442

Class A ordinary shares subject to possible redemption, December 31, 2025	307,617,399
Plus:
Accretion of carrying value to redemption value	2,647,110

Class A ordinary shares subject to possible redemption, March 31, 2026	$310,264,509

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
Recent Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU
2025-01”).
ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and WCL Conversion Units (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO Registration Statement. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse an affiliate of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and accrued $90,000 in fees which is included within accrued expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred and paid $90,000 for these services.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Director Agreements
On July 30, 2025, the Company entered into director agreements (each, a “Director Agreement” and, together, the “Director Agreements”) with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three months ended March 31, 2026, the Company incurred $56,250 in fees related to the Director Agreements, and $56,250 is included in accrued expenses within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2025, the Company did not incur any fees related to the Director Agreements.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company, as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company borrowed $500,000 and $0, respectively under the Working Capital Loans.
On December 2, 2025, the Company issued the WCL Promissory Note in the aggregate principal amount of up to $1,500,000 to the Sponsor, for any Working Capital Loans the Sponsor may make to the Company. The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.
Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into WCL Conversion Units, at a conversion price of $10.00 per WCL Conversion Unit, with each unit consisting of one share of the Company’s Class A ordinary share and one-quarter
of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. The WCL Conversion Units (and underlying securities) will be identical to the Private Placement Units (and underlying securities) issued in the Private Placement. The WCL Conversion Units are entitled to registration rights. As of March 31, 2026, and December 31, 2025, the Company borrowed $500,000 and $0, respectively, under the WCL Promissory Note. As of March 31, 2026, the Company has $1,000,000 available under the WCL Promissory Note.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

The Deferred Discount will become payable to the underwriters from the amount held in the Trust Acco unt so
lely in the event the C
ompany
completes its initial Business Combination.
On June 4, 2025, the Company entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc., the representative of the underwriters in the Initial Public Offering (the “Advisor”) to provide capital market advisory services in connection with the PlusAI Business Combination. Following the termination of the PlusAI Merger Agreement, the Company terminated the Advisory Agreement. The Advisor is not entitled to any cash fee as a result of the termination.
Legal and Due Diligence Fees
On April 22, 2025, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the Company’s discretion. As of March 31, 2026 and December 31, 2025, the Company had incurred approximately $4,570,000 and $3,420,000 of fees, respectively, in connection with such agreement. These fees are not reflected in the condensed consolidated financial statements included elsewhere in this Report and will be recorded when the Business Combination is considered probable.
On May 2, 2025, the Company entered into an agreement for due diligence services. The total fee related to the due diligence services was $1,050,000, of which $900,000 was paid and included in the accompanying condensed consolidated statements of operations. The remaining $150,000 is subject to customer satisfaction and due upon the consummation of a Business Combination. The remaining amount is not reflected in the accompanying condensed consolidated financial statements.
Note 7 — Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares that the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination, to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2026 and December 31, 2025, there are 725,000 Class A ordinary shares issued and outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 6, 2024, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 937,500 Founder Shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 7,187,500 Founder Shares issued and outstanding.

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Warrants
As of March 31, 2026 and December 31, 2025, there were 7,368,750 Warrants (7,187,500 Public Warrants and 181,250 Private Warrants) outstanding. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreements entered into in connection with the Initial Public Offering) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the (i) Public Warrant Agreement, dated May 1, 2024, which the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), as Public Warrant agent and (ii) Private Warrant Agreement, dated May 1, 2024, which the Company entered into with Continental, as Private Placement Warrant agent (together, the “Warrant Agreements”), a warrant holder may exercise its Warrants only for a whole number of Class A ordinary shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of March 31, 2026, assets held in the Trust Account were comprised of $0 in cash and $310,264,509 invested in money market funds.
As of December 31, 2025, assets held in the Trust Account were comprised of $235 in cash and $307,660,577 invested in U.S. Treasury Securities.

	Amortized Cost	Unrealized Gain	Fair Value
March 31, 2026
Cash held in Trust Account	$—	$—	$310,264,509
December 31, 2025
U.S. Treasury Securities (Matured on 01/20/26)	$307,617,164	$43,413	$307,660,577
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three months ended March 31, 2026 and 2025
.
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

CHURCHILL CAPITAL CORP IX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

	March 31, 2026	December 31, 2025
Marketable securities and cash held in Trust Account	$310,264,509	$307,617,399
Cash	$167,798	$2,469

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$1,153,135	$283,455
Interest income earned on marketable securities and cash held in Trust Account	$2,647,110	$2,997,592
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
All other segment items included in net income or loss are reported on the accompanying condensed consolidated statements of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as follows.
Termination of PlusAI Merger Agreement
On June 5, 2025, the Company entered into the PlusAI Merger Agreement with Merger Sub I, Merger Sub II and PlusAI. On April 20, 2026, the Company and PlusAI entered into the Termination Agreement pursuant to which the PlusAI Merger Agreement was terminated by the mutual consent of the Company and PlusAI, effective as of April 20, 2026, due to market conditions. As a result of the mutual termination of the PlusAI Merger Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the PlusAI Merger Agreement also terminated and made void the transaction agreements that were entered into in connection with the PlusAI Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combination and financing thereof and related matters and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on a target in an industry where we believe our Management Team and founder’s expertise will provide us with a competitive advantage. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be realized.

Our IPO Registration Statement became effective on May 1, 2024. On May 6, 2024, we consummated our Initial Public Offering of 28,750,000 Units, including 3,750,000 Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Class A Ordinary Share and one-quarter of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $287,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 725,000 Private Placement Units to the Sponsor in the private placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $7,250,000. The Private Placement Units (and underlying securities) are identical to the Units, except as otherwise disclosed in the IPO Registration Statement.

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

Termination of PlusAI Business Combination Agreement

On June 5, 2025, we entered into the PlusAI Merger Agreement with (i) PlusAI and (ii) the Merger Subs. On April 20, 2026, we and PlusAI entered into a Termination Agreement pursuant to which the PlusAI Merger Agreement was terminated by mutual consent, effective as of April 20, 2026, due to market conditions. As a result of the mutual termination of the PlusAI Merger Agreement, that agreement became of no further force and effect, except as set forth in the Termination Agreement. The mutual termination of the PlusAI Merger Agreement also terminated and made void the transaction agreements that were entered into in connection with the PlusAI Merger Agreement.

In view of the termination of the PlusAI Merger Agreement, we cancelled the extraordinary general meeting of shareholders previously scheduled for 10:00 a.m. Eastern Time on April 24, 2026 and the related redemption deadline.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 18, 2023 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) pursuing the then-prospective PlusAI Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,493,975, which includes $2,647,110 of interest income earned on Trust Account, offset by $1,153,135 of general and administrative costs.

For the three months ended March 31, 2025, we had net income of $2,714,137, which includes $2,997,592 of interest income earned on Trust Account, offset by $283,455 of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $287,500,000 was placed in the Trust Account. We incurred fees of $14,560,986 in the Initial Public Offering, consisting of $5,750,000 of cash underwriting fee, the Deferred Fee of $10,062,500 and $557,236 of other offering costs, which was offset by reimbursement from the Underwriters of $1,808,750.

As of March 31, 2026, and December 31, 2025, we had marketable securities and cash held in the Trust Account of $310,264,509 and $307,617,399, respectively (including interest income). We may withdraw interest from the Trust Account to pay taxes, if any, and other Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $167,798 and $2,469, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) Permitted Withdrawals, (iii) loans pursuant to the IPO Promissory Note and the WCL Promissory Note and (iv) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Permitted Withdrawals

To fund working capital, we have Permitted Withdrawals available from the Trust Account up to an annual limit of $1,000,000. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. During the year ended December 31, 2024, we withdrew $1,000,000 in interest for working capital purposes pursuant to Permitted Withdrawals and had no further amounts available for Permitted Withdrawals until May 6, 2025, which was the one-year anniversary of the Initial Public Offering. For the year ended December 31, 2025, we withdrew another $1,000,000 in interest from the Trust Account for working capital purposes pursuant to Permitted Withdrawals and have no further amounts available for permitted withdrawals until May 6, 2026, which is the two-year anniversary of the Initial Public Offering.

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

As of March 31, 2026, and December 31, 2025, the Company borrowed $500,000 and $0, respectively, under the WCL Promissory Note. As of March 31, 2026, the Company has $1,000,000 available under the WCL Promissory Note.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2026. We intend to complete a Business Combination before the end of the Combination Period; however, there can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

The Company entered into an agreement, commencing on May 2, 2024, that the Company will reimburse an affiliate of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and accrued $90,000 in fees which is included within accrued expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred and paid $90,000 for these services.

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

Advisory Agreement

On June 4, 2025, we entered into an advisory agreement (the “Advisory Agreement”) with Citigroup Global Markets Inc., representative of the Underwriters (the “Advisor”), to provide capital market advisory services in connection with the completion of the PlusAI Business Combination. Following the termination of the PlusAI Merger Agreement, Churchill terminated the Advisory Agreement in accordance with its terms. The Advisor is not entitled to any cash fee as a result of the termination.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; and (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination.

Director Agreements

On July 30, 2025, the Company entered into a Director Agreement with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of their date of appointment and April 1, 2025. For the three months ended March 31, 2026, the Company incurred $56,250 in fees related to the Director Agreements, and $56,250 is included in accrued expenses within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2025, the Company did not incur any fees related to the Director Agreements.

Legal and Due Diligence Fees

On April 22, 2025, we entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, we will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at our discretion. As of March 31, 2026 and December 31, 2025, we had incurred approximately $4,570,000 and $3,420,000 of fees, respectively, in connection with such agreement. These fees are not reflected in the consolidated financial statements included elsewhere in this Report and will be recorded when the Business Combination is considered probable.

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

Critical Accounting Estimates and Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, or any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
As a smaller reporting company under Rule
12b-2
of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Reports on Form
10-Q
for the quarterly periods ended September 30, 2025, June 30, 2025, March 31, 2025, as filed with the SEC on November 11, 2025, August 13, 2025 and May 13, 2025, respectively. As of the date of the Report, there have been no material changes with respect to those risk factors , other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete our initial Business Combination, or the operations of the post-closing company following our initial Business Combination.
Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown occurs (which it has since October 1, 2025), and the SEC remains closed for a prolonged period of time, we may not be able to complete our initial Business Combination, particularly if the SEC is unable to timely review our filings, or those of a target business or other entity that relate to our initial Business Combination, or to declare such filings effective to the extent required or as may be applicable. Additionally, following consummation of our initial Business Combination, the post-closing company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarterly period covered by this Report.
Use of Proceeds
There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of the proceeds generated in the Initial Public Offering, see Part II, Item 2 of our Report on Form
10-Q
for the quarterly period ended March 31, 2024, as filed with the SEC on June 7, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

CHURCHILL CAPITAL CORP IX

Date: May 15, 2026	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)